Form 10-K
period 2014-12-31
Avenue Financial Holdings, Inc.
filed 2015-03-30
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number: 001-36839

AVENUE FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-5556885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 10TH Avenue South Suite 400 Nashville, Tennessee	37203
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (615) 736-6940

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

No par value common stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant closed the initial public offering of its common stock on February 13, 2015. Accordingly, as of June 30, 2014, there was no public trading market for the registrant’s common stock.

As of March 24, 2015, Avenue Financial Holdings, Inc., had 10,225,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

AVENUE FINANCIAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

You should not place undue reliance on any forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	market and economic conditions (including interest rate environment, levels of public offerings, mergers and acquisitions, or M&A, and venture capital financing activities) and the associated impact on us;

•	changes in management personnel;

•	deterioration of our asset quality;

•	our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates;

•	our ability to execute our strategy and to achieve organic loan and deposit growth;

•	the adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves;

•	volatility and direction of market interest rates;

•	the sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required;

•	our overall investment plans, strategies and activities, including our investment of excess cash/liquidity;

•	operational, liquidity and credit risks associated with our business;

•	increased competition in the financial services industry, nationally, regionally or locally, which may adversely affect pricing and terms;

•	the level of client investment fees and associated margins;

•	changes in the regulatory environment;

•	changes in trade, monetary and fiscal policies and laws;

•	governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act, Basel guidelines, capital requirements and other applicable laws and regulations;

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in Part I, Item 1A of this Report, titled “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Our Company

Avenue Financial Holdings, Inc. (the Company) is headquartered in Nashville, Tennessee. We were formed as a single-bank holding company in October 2006 and operate primarily through our subsidiary, Avenue Bank (the Bank). Our operations are concentrated in the Nashville metropolitan statistical area (MSA) and provide a range of financial services through our five locations (four of which are retail branches) and a limited deposit courier service (mobile branch) for select commercial banking clients.

Founded by a team of executives and banking professionals having substantial experience with large regional institutions in the middle Tennessee market, our strategy is to serve Nashville’s rapidly growing need for local banking services. In 2007, when we launched our opening advertising campaign, we made a promise to the market that we would not become just “another bank,” and that remains our vision to this day. We strive to build a signature bank for Nashville – a bank that not only invests in Nashville’s creative spirit, but embodies it.

As a company of more than 130 employees, we are woven into the very fabric of our community, through the widespread service and leadership of our employees in non-profit and civic engagement. We believe this genuine passion and engagement in our community, across the board in our company, provides us with the ability to capture a disproportionate amount of business.

Our growth strategy focuses primarily on commercial and private banking. We provide products and services that compete with large, national competitors, but with the personalized attention and nimbleness of a community bank. We believe we provide unparalleled levels of client service through the talent and expertise of our people, the responsiveness of our credit processes, and the efficiency with which we conduct business. This leads to the development of significant, long-term relationships with many of Nashville’s leading individuals and businesses. Despite our relative size in the Nashville banking industry, we have been ranked in the top three banks in Nashville for the last three years by the readers and voters in the Nashville Scene’s “Best of Nashville” poll, ranking second in 2014.

While our lines of business reflect a traditional business strategy, we approach them in non-traditional ways through our people, our culture, and our brand. We have built our company on a corporate culture focused on creating a team of highly capable bankers with a depth of leadership and banking talent who provide exceptional service to our customers. We strive to create an environment to encourage personal and professional success, a company where achievements are celebrated and challenges are shared.

Our culture is a critical component of attracting and retaining experienced banking talent as well as clients. We believe our culture has enabled us to build a brand within the Nashville market for being not just “another bank,” but a significant contributor to the financial well-being of our community. We also believe that the alignment of our culture and brand provides a consistent and differentiating message to our clients, in addition to being a significant contributor to increasing shareholder value.

What does “Avenue” mean to us? It is a path towards something. It is urban energy, and it is small town friendliness. It is Fifth Avenue sophistication, and it is Avenue of the Arts creativity.

Why the Hummingbird? Because we believe we are “a different kind of bank,” we avoided the typical eagle, star, or flag logo. We have unique qualities and, therefore, chose a unique symbol: a bird that is agile, extremely fast, competitive, defies the laws of gravity, living and breathing, with a bit of magic and mystique. While many banks use the same words to describe themselves – customer service, credit quality, experienced bankers, community – for us, these are not just words, but actions and guiding principles. It is not just rhetoric for us; it is how we do business, hence our tagline “the difference is real.”

Our historic growth has been purely organic, with a 17% asset CAGR and a 21% loan CAGR from December 31, 2011 through December 31, 2014 on an annualized basis. We have grown to become, as of June 30, 2014, the 11th largest bank headquartered in Tennessee by assets, and the 11th largest in the Nashville MSA by deposit market share according to data from the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2014, we had total assets of $999 million, total deposits of $803 million, total loans of $694 million, and over 15,000 accounts. We have 134 highly engaged employees as of December 31, 2014, who continue to drive consistent growth across all lines of business.

As a result of our growth over the past several years, as of December 31, 2014 approximately $521 million (including unfunded commitments) of the loans in our loan portfolio were originated during the past two years, resulting in a relatively unseasoned portfolio even though many of these loans were made to borrowers with whom we, or our loan officers, have long standing relationships. Our commercial banking group generated $50.5 million of net loan growth, or a 41.8% increase in commercial loans, during the year ended December 31, 2014 and $54.0 million of net loan growth, or a 15.2% increase in commercial loans during the year ended December 31, 2013. Within our commercial banking group, our commercial and industrial relationship managers grew net loans $34.6 million, or a 28.6% increase, and by $23.5 million, or a 15.6% increase during the year ended December 31, 2014 and 2013, respectively. Our commercial real estate relationship managers grew net loans by $15.9 million, or a 13.1% increase in commercial real estate loans, during the year ended December 31, 2014 and $30.5 million, or a 14.9% increase in commercial real estate loans, during the year ended December 31, 2013.

As of December 31, 2014, loans sourced through our private bankers represented 25.5% of our total loans, including personal and commercial, and such loans grew by a net $58.3 million, or 32.8%, during year ended December 31, 2014 and increased $43.5 million, or 57.9%, during the year ended December 31, 2013.

We expect continued strong loan and deposit growth in both our commercial and private banking groups, in part because we added 6 new relationship managers during 2014 and 2013.

Our Competitive Strengths

Experienced Leadership

Our executive management team brings extensive experience leading departments at large financial institutions in commercial banking, credit administration, retail banking, private banking, mortgage, human resources, marketing, and bank operations. All four members of our executive management team have been working together since 2006, when they founded Avenue Bank.

•	Our management team is led by our founder, Chief Executive Officer and Chairman, Ron Samuels, a 41-year banking veteran with over 30 years of experience in middle Tennessee, leading large geographic footprints for regional and national banks. He previously served as Group President of middle Tennessee at Regions Bank. Mr. Samuels is very active in civic leadership, formerly serving as Chairman of the Nashville Area Chamber of Commerce and numerous professional, civic and non-profit boards. He also frequently represents our Bank as a featured speaker at trade conferences and leadership events.

•	Our President and Chief Operating Officer, Kent Cleaver, is a 37-year banking veteran in Nashville and has previous experience running commercial banking operations at regional and national banks. Mr. Cleaver formerly served as the middle Tennessee commercial banking executive for both First Union and Regions Bank.

•	Barb Zipperian, CPA serves as Executive Vice President and Chief Financial Officer. Ms. Zipperian has 35 years of finance and accounting experience in the banking industry, with particular expertise in corporate planning, forecasting, financial analysis, facilities and capital management, investor relations and internal audit. She formerly served as a Regional Financial Officer for Regions Bank and Corporate Planning Manager for Union Planters Bank in Memphis, Tennessee.

•	Andy Moats serves as Executive Vice President and Chief Credit Officer. Mr. Moats has over 14 years of banking experience in middle Tennessee and he also directs the General Bank Group, consisting of our Music and Entertainment, Private Banking, and Business Banking groups. Mr. Moats formerly served as a regional Credit Manager for the Tennessee and Arkansas markets at Regions Bank.

In addition to our experienced executive management team, we have a demonstrated ability to grow our company organically through the recruitment of high quality bankers and other management team members. We have hired bankers with significant in-market experience, in order to complement and enhance our existing business model, as well as to create a “warm bench” of executive and middle management talent. Additional management team members include:

Jim McCann is an Executive Vice President and has served as our Director of Mortgage Lending since inception. Mr. McCann has over 38 years of mortgage lending experience and is a former President of both the Tennessee and Nashville Mortgage Bankers Association.

Pete Wooten is an Executive Vice President and our Commercial Banking Executive, a role he has served in since inception. Mr. Wooten’s 25 plus years of commercial banking and leadership experience have prepared him to manage all commercial and industrial, commercial real estate, and Treasury Management bankers at Avenue.

Larry Dorris joined our team in 2012 as a Senior Vice President and Bank Operations Executive. Mr. Dorris has over 35 years of banking experience, serving in various capacities including wealth management, commercial / business banking, and retail banking.

April Britt is a Senior Vice President and our Chief People Officer. Since joining our team in 2008 as a branch manager, she has quickly risen to her current position where she is responsible for employee recruiting, retention, development, and workplace policies. Ms. Britt has over 15 years of banking experience.

Aaron Dorn has been with our team since inception and now serves as a Senior Vice President and Chief Strategy and Marketing Officer. Mr. Dorn has over 11 years of banking and military leadership experience. He is responsible for corporate strategy and planning, marketing and communications, and retail banking.

Furthermore, we have a proven ability to develop our own talent. In our branches, we recruit individuals who are often early in their careers, but whom we believe have a high level of career potential. We hire people who are naturally service-oriented, with a desire to provide a level of service that will “wow” clients, and we cross-train them to do everything in the branch – transactions, account openings, loans and customer support. We are also committed to the intentional development of talent within our company through training and promotions, which leads to long-term continuity of talented employees and assists in recruiting others. This effort has created a strong talent pool to fuel the long-term potential of our Bank.

By combining the more experienced bankers with the next generation of bankers and uniting them within our unique culture, we are merging the knowledge of our past experiences with the talent and drive of the future leaders of our organization. That is a talent combination which we believe will ensure the longevity of our success.

Concierge Banking Model

Our concept and practice of concierge banking is a unique, differentiating factor and a highly successful service model for us. At the core of our concierge banking model is our people. We believe that our culture creates an attractive environment, not only for recruiting purposes, but also for retention and higher employee engagement, which in turn contributes to lower turnover and higher employee productivity resulting in our high level of client service.

Concierge banking is a concept that runs throughout our entire organization, not just in our retail branches. This idea of exceptional personalized service is embodied by every team in the Bank. Each banker is empowered to help every client solve his or her problems by looking for innovative, creative solutions. We encourage and incentivize our bankers to focus on our client’s holistic banking needs, stressing the gathering of loans, deposits and cross-department referrals. Furthermore, we are able to serve a wide variety of client needs by engaging bankers from our multiple business lines in a relationship.

Our concierge banking model is further enhanced through our Concierge Banking Group in our retail branches, which are designed to reflect a highly sophisticated, hospitality-inspired atmosphere, while simultaneously mirroring the creative spirit of Nashville. For example, we play music at a slightly elevated volume, serve fresh cookies and coffee, and decorate our branches with local art and designer furniture. Our bankers are seated in the front of the branch dressed in business attire. We do not employ teller lines. We staff each of our branches with service-oriented people who undergo an extensive training program to ensure they are capable of handling any client need, from transactions to account openings to loans, all with an exceptional level of service. Just like our advertising, we avoid bank jargon and instead use common language with honesty, sincerity, and a personal touch. These factors result in the creation of a very different atmosphere from a traditional community bank.

The resulting high-end experience we believe encourages our clients to promote our Bank, generating significant account growth from word-of-mouth recommendations. With very limited investment in retail product advertising, our four branches opened approximately 3,000 new accounts in 2014. We believe our concept and practice of concierge banking has proven to differentiate us from competitors and resulted in high levels of customer satisfaction, retention, and the formation of broad client relationships.

Industry Verticals

Our organic growth has been powered by traditional lines of business, including commercial banking, commercial real estate, and private banking, further complemented by substantive knowledge of and visibility in two of Nashville’s prominent industries: music and entertainment and healthcare. These industry verticals are formed by teams of experienced bankers across departmental lines. This collaboration allows us to cater to a client’s every banking need, from individual deposits to large corporate loans and spanning a diverse range of industry functions. Our bankers, along with our senior management and members of our board of directors, have extensive experience and contacts in the Nashville music and entertainment and healthcare industries. Our industry-specific knowledge, products expertise and engagement increases our profile within these two industry verticals and enables us to successfully identify, select and compete for credit-worthy borrowers and attractive financing projects. This vertical banking focus results in deep client relationships with multiple bankers, which generates both earning assets and funding sources, and allows us to provide an uncommonly high level of customer service that is relevant for each business’ specific industry segment. In addition to our two established industry verticals, we are also developing a growing specialty area in the not-for-profit industry.

Credit Culture

One of the primary success factors for our continuous loan growth and high asset quality is our credit culture. We serve our clients with a consultative approach to credit. Rather than presuming the weaknesses of a credit and placing the burden of proof on our client, our approach is to understand the fundamental credit need of the client and provide a consultation of how we can meet that need. We believe that the tone and responsiveness of this approach results in a competitive advantage for our Bank. We strive to establish open communications at the inception of each loan opportunity. Our process of credit evaluation and structuring during the underwriting process is highly collaborative and solutions-based. Decisions are made via credit committee, characterized by consensus-building and a healthy balance of art and science.

Our Business Strategy

From our inception until the present, we focused on building a strong foundation, capable of yielding sustainable and long-term performance. By developing and leveraging our competitive strengths we believe we have succeeded in our goal to create a franchise capable of supporting further growth.

Our focus now is leveraging the foundation we have built thus far to create growth in both earnings and value. We intend to create this growth through:

•	Continued Organic Growth. We plan to continue our focus on organic growth supported by our existing footprint. We believe the economic vibrancy and cyclically disrupted banking environment in the Nashville market will continue to provide an opportunity to capture deposit market share and continue the ongoing growth of our client base. We plan to continue organic growth by deepening our ties in our community and leveraging the extensive experience of our executive management and senior bankers which gives us market insight and familiarity with our clients. In addition, our highly responsive, analytical, common-sense approach to evaluating and deciding on credits routinely differentiates us from our competition in the local market. By understanding a client’s business, appropriately structuring our loans, and by applying the attitude of finding a solution, we help our clients understand that we are financial partners to them. This is critical to our ability to grow our loans and deposits, which is encouraged by our incentive compensation plan. By focusing on growth in demand deposits and commercial treasury accounts, a main source of large, low-cost deposits, we are able to continue to expand our balance sheet in a low-cost way. Also, by being deeply knowledgeable of our market, we make better credit decisions and make them faster, allowing us to operate safely and soundly in a manner that attracts clients in a growing market.

•	Scalable Infrastructure. Our recent and planned investments in people, locations, and technology allows for significant additional growth without significant additional capital investments on a go-forward basis. At this time, the excellent physical condition and locations of our current branches remain sufficient to properly serve our current and prospective clients. Furthermore, our investment in our technology platform since our inception will continue to allow us to significantly grow loans and deposits without material additional investment. We intend to leverage our existing infrastructure and people to drive efficient growth in assets and deposits, thus improving our efficiency ratio and profitability, without the need for new significant capital expenditures in the medium term.

•	Strategic Acquisitions. We plan for any acquisition activity we may undertake to complement our growth strategy and to focus on the acquisition of both talent and businesses. We will continue to strategically recruit experienced and high performing bankers as we have a proven success rate of adding new teams of bankers and new areas of expertise, moving market share, increasing revenue, and improving our margin by increasing our loan to deposit ratio. Since 2012, we have completed the successful hiring and integration of seventeen experienced producers, some of whom came over in teams, helping us to expand our product offerings and strengthen or add new verticals. Although we are not actively engaged in any discussions of acquisitions of people or businesses, if opportunities were to arise that would be complementary to our business structure, we would consider them. We expect that any strategic business acquisitions would either be in or around our existing Nashville market or would involve business lines that are additive to our existing products and services. As we evaluate potential acquisition opportunities, we believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.

•	Expand Fee Income Sources. We intend to improve profitability and diversify our income sources going forward by expanding fee income. Our increased participation in recurring secondary market sales of both SBA loans and portfolio mortgages provide an extra source of income to bolster earnings. Furthermore, we believe that an expanded commitment to wealth management through new talent acquisitions can further diversify our noninterest income.

Our Market

We believe that our market in the Nashville MSA, and in Tennessee as a whole, exhibits the necessary attributes for sustained, long-term economic vitality. In terms of industry diversity, demographics, job growth, quality of life, political landscape, and geographic location, Nashville remains poised to continue its economic growth of the past three decades. As such, we have no pending plans to expand beyond our current footprint.

The Nashville MSA includes a fourteen-county area in middle Tennessee, including the cities of Nashville (Davidson County), Franklin (Williamson County), and Murfreesboro (Rutherford County) and is the 36th largest MSA in the United States, with approximately 1.76 million people as of July 1, 2013 according to the U.S. Census Bureau. According to U.S. census data, this population reflects an annual growth rate of 5.2% since April 1, 2010, which is more than double the U.S. average of 2.4% during the same period. According to U.S. census data, Nashville was one of the ten fastest-growing cities in the U.S. with a population of one million or more from July 2012 to July 2013 and, according to the Nashville Metropolitan Planning Organization, is projected to grow by close to one million residents in the next 20 years. From 2000 until 2014, Nashville’s population has grown approximately 35%, job growth has been 21% and household income increased 18%, according to the Bureau of Labor Statistics. We believe the projected growth of the Nashville MSA can be primarily attributed to a vibrant and resilient economy, driven by its leadership in a diverse set of industries and a highly favorable environment for economic development.

In addition to its diverse economy, we believe the Nashville MSA maintains a highly favorable environment for economic development. Local municipalities and state government have demonstrated consistent willingness to offer effective incentives to retain current job-creating businesses, as well as to attract new businesses from outside the region. In the last decade, the Nashville MSA has attracted numerous corporate relocations of large national and international companies such as Nissan North America. This readiness to offer economic incentives continues to be well-supported by local chambers of commerce, as well as nationally and globally active business organizations, such as the Nashville Area Chamber of Commerce and Nashville Convention and Visitors Bureau.

As a recent result of this business-friendly environment, from 2011 to 2012, according to the U.S. Bureau of Labor Statistics, Nashville had the third highest job growth among metro areas with greater than one million residents, with a growth rate of 3.9%. A positive trend in job growth continued from 2010 to 2014 with 16.7% job growth in Nashville, compared to 3.9% for the U.S., leading to a Forbes report ranking Nashville the No. 6 city for jobs in 2014 based on data from the U.S. Bureau of Labor Statistics.

According to the 2013-2014 Nashville Area Chamber of Commerce Partnership 2020 Annual Report, from July 1, 2013, through June 30, 2014, the Nashville region experienced tremendous economic success, with 121 announced relocations and expansions adding 19,525 new jobs, for a total of $2.5 billion in capital investment and 9,730,631 square feet of space.

The regional economy has created a robust and competitive banking environment, consisting of a broad range of sizes and types of banks – from small community banks to large international banks. As banks have experienced cycles of consolidation over the last 20 years in our market, a recurring opportunity has arisen for locally controlled, middle-market commercial banks to emerge and succeed. The trend of consolidation continues in 2014, as several local banks recently announced mergers that we believe will create more disruption in the local banking market. Since 2007, as the overall deposit base in the Nashville MSA has grown substantially, banking market share has continued to steadily transfer from the larger regional banks to more local, middle-market banks.

According to data from the FDIC, total deposits in the Nashville MSA grew from $31.7 billion in June 2007 to $44.1 billion in June 2014, reflecting cumulative growth of approximately 39.1%. From June 30, 2011 to June 30, 2014, the Nashville MSA deposit base grew from $39.3 billion to $44.1 billion, a rise of 12.2%. During the same period, the deposit base of the top five non-local banks in the region only grew by 9.5%, while our total deposits increased by 70.5%. Given that four of the top six banks in Nashville are not headquartered in Tennessee, we intend to continue to capitalize on this marked dislocation.

We believe that repeated acquisition of Nashville banks by large and/or out-of-market competition creates significant market disruption, which we believe will create a growing opportunity for us to serve businesses and high net worth clients in the area. Such clients demand banking services from local institutions that can provide the sophistication of larger banks, but with local and agile decision-making authority, real personal connections, and an interest in investing in the local economy. We seek to be the bank of choice for such clients, and in the process, to re-define how they experience banking.

Our Lines of Business

While our lines of business remain largely traditional, the extensive careers of our management and senior bankers in the Nashville area give us a significant competitive advantage in terms of market insight, familiarity with clients, loan decision-making and product and service delivery. This leads to the development of significant long-term relationships with many of Nashville’s leading individuals and businesses. We therefore focus on building our Bank on core low-cost deposit relationships, high credit quality loans, and fee income generated by value-added services. By employing a tailored, consultative approach to providing services to our clients, paired with client service, our clients become our most enthusiastic promoters.

We continue to seek and build relationships with reputable, sophisticated and market-leading clients, particularly in our commercial and private banking departments. We bank many of Nashville’s centers of influence who shape the future of our community. In limited cases, we participate with other peer banks in larger transactions when the basis of a true banking relationship exists.

We believe we provide unparalleled levels of client service through the talent and expertise of our people, the responsiveness of our credit processes, and the efficiency with which we conduct business. We provide products and services that compete with large, national competitors, such as interest rate derivatives, wealth advisory services, mobile deposit, and a suite of treasury management services including remote deposit capture and lockbox services. For our largest depositors, we offer the Certificate of Deposit Account Registry Service (CDARS) and the Insured Cash Sweep service (ICS) products to provide fully FDIC-insured depository services. By combining the sophisticated product catalog of a larger institution with the personalized attention and customer service found at a community bank, we believe we create a premier middle market institution able to win and keep market share.

We believe our portfolio of loans and deposits is well-balanced and diversified, reflecting the diverse economic market we serve, while simultaneously mitigating risk. For example, despite almost doubling our loan growth since inception, the mix of our loan portfolio has remained relatively consistent.

The operations of our business to date have remained focused on the Nashville MSA. Of our Bank’s total loan portfolio of $694 million at December 31, 2014, we consider approximately $595 million (86% of total) to have a degree of dependence on the Nashville MSA market area and economy, and a substantial portion of those loans are considered commercial real estate (including owner occupied real estate), construction and development, or residential mortgage loans. As such, a substantial majority of our loan portfolio remains in Nashville’s residential and commercial real estate market, particularly within our CRA assessment area of Davidson and Williamson Counties.

We consider certain loan types to carry a higher inherent risk profile compared to other loan types. These higher risk loan types include commercial construction and development (Commercial C&D) loans, home equity lines of credit (or HELOC) loans, consumer residential construction loans, the non-guaranteed portion of SBA loans, and residential lot loans. The inherent risks associated with these loans are as follows:

•	Commercial C&D loans – risk of completion, lack of historical lease/sale metrics, market fluctuation during construction

•	HELOC loans – second lien position

•	Consumer residential construction loans – risk of completion, alterations to home after appraisal

•	Non-guaranteed portion of SBA loans – risk of longer credit terms and amortization schedules

•	Residential lot loans – risk of infrastructure completion, market fluctuation

For these types of loans, our Bank manages and mitigates the elevated level of risk with additional underwriting, monitoring, and portfolio controls.

We are organized into the following banking teams:

Commercial Banking

The commercial banking group maintains the largest portfolio of loans and deposits in our Bank, comprising approximately $460.2 million of our total loans and $238.1 million of our total deposits as of December 31, 2014. The loans are a mix of commercial real estate, owner-occupied real estate, working capital lines of credit, and other traditional commercial loans. The deposit base consists largely of the operating accounts of our commercial clients, with heavy use of treasury management products. We have a team of nine bankers to service this portfolio.

Music and Entertainment

We have a team dedicated to the music and entertainment industry, established with the formation of our Bank in 2006. Our music and entertainment team consists of four bankers, representing $150.0 million our Bank’s deposit base and $81.0 million of our loan portfolio as of December 31, 2014. Given the unique nature and the business models employed within the music industry, we serve these clients through bankers with what we believe to be uncommon expertise and specific music and entertainment experience. We have bankers capable of serving all of a client’s varying needs, from personal deposits to large commercial loans.

Our clients consist of a diverse range of participants within the industry, including artists, songwriters, labels, recording studios, publishing companies, management firms, tour managers, performance rights organizations, and equipment companies.

We not only bank clients in the music and entertainment industry, such as numerous musicians, producers, and Nashville professional athletes, but we continue to be actively engaged in the industry ourselves. In the music industry in particular, we sponsor and attend all of Broadcast Music Incorporated’s “#1 Parties,” celebrating the artist and songwriters of country radio’s hit songs. We also have had multiple bankers selected for Leadership Music in past years, participating in a highly selective leadership program for the industry. As a result of our activism, we have become one of Nashville’s preeminent banks to the industry and subsequently created inroads to markets such as New York City and Los Angeles.

Private Banking

The private banking team maintains the second largest portfolio of loans and deposits in our bank, comprising approximately $96.5 million of our loan balances and $156.5 million of our deposit balances as of December 31, 2014. The loans are a mix of consumer home-equity, portfolio mortgage, and commercial-purpose loans. The deposit base consists largely of consumer checking and money market accounts. We have a team of eight bankers and two assistants to service this portfolio. We also have a wealth management banker to support the offerings of the private banking team, providing consultation and investment strategies to their clients.

Business Banking

Business banking is a relatively new area of expertise for our Bank. In 2012, we successfully recruited one of Nashville’s leading business bankers, who has created and is growing our new business banking department comprised of three bankers. This department focuses on businesses that are slightly below the middle market threshold, with some activity in the small business / SBA market. As of December 31, 2014, business banking represented approximately $26.7 million of total deposits and $40.3 million of total loans.

Mortgage Banking

The mortgage banking team consists of seven mortgage loan officers producing mortgage loans that we typically sell to the secondary market. Portfolio mortgage loans originated by this team are typically referred to other loan officers in the Bank for the purpose of developing a more complete relationship with the client, and such loans totaled $3.2 million as of December 31, 2014.

Concierge Banking (Retail Branches)

We differentiate ourselves through our retail channel with a unique delivery model called concierge banking. We staff our branches with service-motivated and fully cross-trained bankers capable of handling any consumer client need, from transactions to account openings to loans. We also designed our branches to reflect a highly sophisticated, hospitality-inspired atmosphere. The resulting high-end experience compels our clients to promote the bank, generating significant account growth from word-of-mouth recommendations. Loans and deposits generated through this team totaled $12.8 million and $93.5 million, respectively as of December 31, 2014.

Industry Focus

Our business is organized into cross-departmental industry verticals that pull from the private banking, mortgage, and commercial banking teams listed above to serve the diverse needs of our clients. These areas of industry focus are:

•	Music and entertainment

•	Healthcare

•	Not-for-profit banking

As noted above, our organic growth has been further complemented by substantive knowledge of and visibility in two of Nashville’s prominent industries, music and entertainment and healthcare, and an emerging specialty area in not-for-profit banking. These industry verticals are formed by teams of experienced bankers across departmental lines. This collaboration allows us to cater to a client’s every banking need, from individual deposits to large corporate loans and spanning a diverse range of industry functions.

Employees

As of December 31, 2014, we had 134 total employees and 128 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Recent Accolades

•	“Best Places To Work” (Nashville Business Journal, 2009 / 2010)

•	“Top Employers” (Business TN, Nashville Post, 2008 / 2009 / 2010)

•	“Top Workplaces” (The Tennessean, 2013 / 2014)

•	#4 “Best Bank to Work For” (American Banker Magazine, 2014)

•	NEXT Award Winner (Nashville Chamber, 2014)

-	“Recognizing what’s NEXT in the entrepreneurial landscape of Nashville and Middle Tennessee”

-	“Celebrate the entrepreneurial spirit that has made middle Tennessee one of the best places to start a business”

•	Future 50 Award (Nashville Chamber, 2009)

-	The 50 fastest-growing businesses in the region, based on revenue growth

•	1 of 3 banks recognized as Nashville’s “Best Bank” (Nashville Scene, 2013 / 2014)

Material Legal Actions

We are sometimes party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of such matters, individually and in the aggregate, will not have a material effect on our results of operations or financial position.

Corporate Information

We were incorporated in the state of Tennessee in 2006. Our operations are conducted through Avenue Bank, which holds a charter dating to 1911. Our principal executive offices are located at 111 10th Avenue South, Suite 400, Nashville, Tennessee 37203, and our telephone number is (615) 252-2265. We also maintain an Internet site at www.avenuenashville.com. Our website and the information contained therein or limited thereto is not incorporated into this report.

We completed our initial round of funding in February 2007, raising $75 million in capital and acquired a state charter. This was accomplished by the acquisition of a two-branch bank in rural western Tennessee having approximately $25 million in total assets. We immediately moved the headquarters to Nashville, and 23 months later completed the divestiture of the acquired bank’s assets and liabilities. We opened to the public for the first time in July 2007, with the opening of our first branch in Nashville’s historic Cummins Station building. In the same year, we opened our corporate headquarters in Nashville’s historic Union Station Baggage Building. Since then, we have opened three additional branches as well as a limited deposit courier service.

SUPERVISION AND REGULATION

Both we and our Bank are subject to extensive federal and state banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict our ability to repurchase our stock and receive dividends from our Bank. These laws and regulations generally are intended to protect the safety and soundness of the bank and its customers, rather than shareholders. The following discussion describes material elements of the regulatory framework that applies to us. However, the description below is not intended to summarize all laws and regulations applicable to us.

Bank Holding Company Regulation

Since we own all of the capital stock of our Bank, we are a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section titled “Bank Regulation and Supervision – Capital Adequacy.” The Federal Reserve also is required to consider the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering program of the acquiring bank holding company and the anti-money laundering compliance records of a bank to be acquired as part of the transaction. Finally, the Federal Reserve takes into consideration the extent to which the proposal transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Under the BHC Act, if well-capitalized and well-managed, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Permitted Activities

Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, thereby permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

For us to qualify to become a financial holding company, we must be well-capitalized and well-managed. In addition, our Bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a CRA rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Repurchase or Redemption of Securities

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

Bank Regulation and Supervision

Our Bank is subject to extensive federal and state banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations are generally intended to protect the safety and soundness of our Bank and our Bank’s customers, rather than our shareholders. The following discussion describes the material elements of the regulatory framework that applies to our Bank.

Since our Bank is a commercial bank chartered under the laws of the state of Tennessee and is not a member of the Federal Reserve System, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Tennessee Department of Financial Institutions (TDFI). The FDIC and the TDFI regularly examine our Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Our Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Our Bank is also subject to numerous federal and state statutes and regulations that affect its business, activities and operations.

Branching

Under current Tennessee law, our bank may open branch offices throughout Tennessee with the prior approval of the TDFI. In addition, with prior regulatory approval, our Bank may acquire branches of existing banks located in Tennessee. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states.

FDIC Insurance Assessments

Our bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act (currently $250,000 per deposit account), and our bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate.

•	Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period.

•	Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each risk category designation contains upward and downward adjustment factors based on long-term unsecured debt and brokered deposits. Assessment rates currently range from 0.025% per annum for an institution in the lowest risk category with the maximum downward adjustment, to 0.45% per annum for an institution in the highest risk category with the maximum upward adjustment. For the fourth quarter of 2014, the Bank’s assessment rate was set at $0.015, or $0.061 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (FICO) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2014, the FICO assessment was equal to $0.0016, or $0.0062 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount our Bank pays for deposit insurance is affected not only by the risk our Bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. In recent years, systemic economic problems and changes in law have put pressure on the Deposit Insurance Fund. In this regard, from 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in light of these types of pressures, the FDIC took several actions in 2009 to supplement the revenues received from its annual deposit insurance premium assessments. Such actions included imposing a one-time special assessment on insured institutions and requiring that insured institutions prepay their regular quarterly assessments for the fourth quarter of 2009 through 2012. The FDIC’s possible need to increase assessment rates, charge additional one-time assessment fees, and take other extraordinary actions to support the Deposit Insurance Fund is generally considered to be greater in the current economic climate. If the FDIC were to take these types of actions in the future, they could have a negative impact on the Bank’s earnings.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liability of Commonly Controlled Depository Institutions

Under the Federal Deposit Insurance Act, an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected, to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damage is superior to claims of shareholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, other general and senior creditors, and holders of subordinated debt (other than affiliates) of the institution.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low and moderate-income neighborhoods. Our record of performance under the CRA is publicly available. These factors are also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Additionally, we must publicly disclose the terms of various CRA-related agreements.

Interest Rate Limitations

Interest and other charges collected or contracted for by our Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

Our Bank’s loan and deposit operations are subject to a number of federal consumer protection laws, including:

•	the Federal Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;

•	the Fair Credit Reporting Act (FCRA) governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;

•	the Service members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive nonpublic personal information of our customers;

•	the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of the Consumer Financial Protection Bureau and various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The federal banking regulators view capital levels as important indicators of an institution’s financial soundness. In this regard, we and our Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of Avenue Financial Holdings, Inc.) and the FDIC and the TDFI (in the case of our Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The FDIC has established substantially similar measures for banks.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

The current risk-based capital guidelines, commonly referred to as Basel I, are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel Committee, an international committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. As discussed further below, the federal banking agencies have adopted separate risk-based capital guidelines for so-called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards, or Basel II, issued by the Basel Committee in November 2005, and recently adopted rules implementing the revised standards referred to as Basel III.

Basel I

Under Federal Reserve regulations implementing the Basel I standards, the minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2014, our consolidated ratio of total capital to risk-weighted assets was 14.00%, and our ratio of Tier 1 capital to risk-weighted assets was 10.62%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2014, our leverage ratio was 9.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

As of December 31, 2014, we were well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6%, and 5%, respectively. In addition to the foregoing federal requirements, Tennessee state banks are required to have the capital structure that the TDFI deems adequate and the Commissioner may require a state bank to increase its capital structure to the point deemed adequate by the Commissioner before granting approval of a branch application or charter amendment.

Basel II

Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that have been required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. Neither we nor our bank are among the core banking organizations required to use Basel II advanced approaches.

Basel III

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010. Under these standards, when fully phased-in on January 1, 2019, banking institutions would be required to satisfy three risk-based capital ratios:

•	A new common equity tier 1 capital to risk-weighted assets ratio of at least 7.0%, inclusive of a 4.5% minimum common equity tier 1 capital ratio, net of regulatory deductions, and a new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

•	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

•	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

Basel III places more emphasis than current capital adequacy requirements on common equity tier 1 capital (CET1) which is predominately made up of retained earnings and common stock instruments. Basel III also introduces a capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the capital conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of CET1 or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets.

United States Implementation of Basel III

In July 2013, the federal banking agencies published final rules, or the Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules will apply to banking organizations, including us and our Bank.

Among other things, the Basel III Capital Rules: (i) introduce CET1; (ii) specify that tier 1 capital consists of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

•	4.5% based upon CET1;

•	6.0% based upon tier 1 capital; and

•	8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules (even for highly rated institutions). The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.

As a result of the enactment of the Basel III Capital Rules, we and our Bank could be subject to increased required capital levels. The Basel III Capital Rules became effective as applied to us and our Bank on January 1, 2015, with a phase-in period that generally extends through January 1, 2019.

The ultimate impact of the new capital standards on us and our bank is currently being reviewed and will depend on a number of factors, including the implementation of the new Basel III Capital Rules and any additional related rulemaking by the U.S. banking agencies.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. When effective, the Basel III Capital Rules will amend those thresholds to reflect both (i) the generally heightened requirements for regulatory capital ratios, and (ii) the introduction of the CET1 capital measure. At December 31, 2014, our Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. For example, institutions in all three undercapitalized categories are automatically restricted from paying distributions and management fees, whereas only an institution that is significantly undercapitalized or critically undercapitalized is restricted in its compensation paid to senior executive officers. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased during recent years, as the economic downturn that began in the late 2000s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

Basel III also addresses liquidity management by proposing two new liquidity metrics for financial institutions. The first metric is the “Liquidity Coverage Ratio,” and it aims to require a financial institution to maintain sufficient high quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

In the Basel III Capital Rules, the federal banking regulators did not address either the Liquidity Coverage Ratio or the Net Stable Funding Ratio. However, on November 29, 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency jointly issued a proposed rule implementing a Liquidity Coverage Ratio requirement in the United States for larger banking organizations. Neither we nor our Bank would be subject to such requirement as proposed.

The Liquidity Coverage Ratio and the Net Stable Funding Ratio continue to be monitored for implementation, and we cannot yet provide concrete estimates as to how those requirements, or any other regulatory positions regarding liquidity and funding, might affect us or our Bank. However, we note that increased liquidity requirements generally would be expected to cause our Bank to invest its assets more conservatively – and therefore at lower yields – than it otherwise might invest. Such lower-yield investments likely would reduce the Bank’s revenue stream, and in turn its earnings potential.

Payment of Dividends

We are a legal entity separate and distinct from our Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends our Bank pays to us as our Bank’s sole shareholder. Statutory and regulatory limitations apply to our Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Tennessee corporate law which prevents payment of dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and our Bank’s current and prospective capital, liquidity, and other needs.

The TDFI also regulates our Bank’s dividend payments. Under Tennessee law, a state-chartered bank may not pay a dividend without prior approval of the Commissioner if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of its retained net income for that year, plus (2) its retained net income for the preceding two years.

Our Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates and Insiders

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;

•	a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and

•	a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.

Subject to various exceptions, the total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, the above transactions also must meet specified collateral requirements and safety and soundness requirements. Our Bank must also comply with provisions prohibiting the acquisition of low-quality assets from an affiliate.

We are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in the above transactions with affiliates, as well as other types of transactions set forth in Section 23B, unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Our Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (CRE) loans. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2014, our Bank’s total CRE loans represented 280% of its capital, below the 300% target.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting non-public personal information of their customers. Customers generally may prevent financial institutions from sharing nonpublic personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution. Additionally, financial institutions generally are prohibited from disclosing consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

The FCRA imposes, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate;

•	requirements for mortgage lenders to disclose credit scores to consumers in certain circumstances; and

•	limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes.

Anti-Terrorism and Money Laundering Legislation

Our Bank is subject to the Bank Secrecy Act, USA Patriot Act, and the requirements of Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. Our Bank has established an anti-money laundering program pursuant to the Bank Secrecy Act and customer identification program pursuant to the USA Patriot Act. The bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act. Our Bank has implemented policies and procedures to comply with the foregoing requirements.

Effect of Governmental Monetary Policies

Our Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict, and have no control over, the nature or impact of future changes in monetary and fiscal policies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Overdraft Fees

Federal Reserve Regulation E restricts banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. As final rules and regulations implementing the Dodd-Frank Act have been adopted, this new law has significantly changed and is significantly changing the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the rules and regulations that implement it.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and our Bank.

•	The Dodd-Frank Act created the new Bureau with broad powers to supervise and enforce consumer financial protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority with respect to enumerated consumer financial protection laws over all banks with more than $10.0 billion in assets. Institutions with less than $10.0 billion in assets will continue to be examined for compliance with consumer financial protection laws by their primary bank regulator.

•	The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations, subject to exceptions, on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements became effective in 2014.

•	The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

•	The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•	While insured depository institutions have long been subject to the FDIC’s resolution regime, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically important non-bank financial companies. Upon certain findings being made by the U.S. Secretary of the Treasury, in consultation with the President of the United States, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act process for resolving insured banks. The FDIC has issued final rules implementing certain aspects of its orderly liquidation authority.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with the Dodd-Frank Act and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Institutions like the Bank with less than $10 billion in assets generally are exempt from these interchange fee standards. However, while we are under the $10 billion level that caps interchange fees, we have been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us and the bank. The final rule became effective April 1, 2014, but the Federal Reserve has extended the conformance period for all banking entities until July 21, 2016.

ITEM 1A.	RISK FACTORS

Our business involves a significant degree of risk. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow. Further, to the extent that any of the information in this document constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related To Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro and other currencies, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. As of December 31, 2014 and December 31, 2013, the allowance for loan losses was $8.5 million and $7.2 million, respectively. Non-accruing loans totaled $0.7 million and $0.6 million as of December 31, 2014 and December 31, 2013, respectively. The amount of the allowance for loan losses is determined by our management through periodic reviews. Maintaining an adequate allowance for loan losses is critical to our financial results and condition. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

As a result of continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses; we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2014 approximately $521 million (including unfunded commitments) of the loans in our loan portfolio were originated during the past two years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2014, our 10 largest borrowing relationships accounted for approximately 13.8% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes $196.9 million of non-owner-occupied commercial real estate loans (CRE) loans, for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non-owner-occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2014, approximately 65% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The last recession adversely affected real estate market values across the country and values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We target small and medium-sized businesses as loan customers, who may have greater credit risk than larger borrowers.

We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2014, we held $3.38 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood assessments;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental and regulatory rules;

•	fiscal policies; and

•	natural disasters.

Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or further write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our business and operations.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or our Bank’s executive officers, other key personnel, or directors leaves us or our Bank, our operations may be adversely affected. In particular, we believe that Ronald L. Samuels and G. Kent Cleaver are extremely important to our success and the success of our Bank. Mr. Samuels has extensive executive-level banking experience and is the Chairman and Chief Executive Officer of us and our Bank. Mr. Cleaver has extensive operating banking experience and is the President and Chief Operating Officer of us and our Bank. If either of Mr. Samuels or Mr. Cleaver leaves his position for any reason, our financial condition and results of operations may suffer because of their skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel. We have employment agreements and non-competition agreements with Mr. Samuels and Mr. Cleaver, as well as other named executive officers and a number of other officers and employees. Additionally, our directors’ community involvement and diverse and extensive local business relationships are important to our success. Any material change in the composition of our board of directors or our management could have a material adverse effect on our business, financial condition, results of operations and prospects as we may not be able to identify and hire qualified persons on terms acceptable to us.

Damage to our reputation could negatively impact our business.

A key differentiating factor for our business is the strong brand we are building in the Nashville MSA market. Through our branding, we send very clear communication to the market about what we stand for as a company. Maintaining a positive reputation is critical to our attracting and retaining customers and employees. In the course of making business decisions, we face reputational risk in the potential changes to client sentiment that may occur as a result of our decisions. In particular, adverse perceptions regarding our reputation could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our outsourced service providers or other counterparties, litigation or regulatory actions, failure by us to meet the standards of service and quality we have set and compliance failures. Negative publicity regarding us or our Bank, whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher interest rate environment, but this may not remain true in the future. We have managed the growth of our Bank since inception in an economic environment characterized by declining interest rates. Our ability to continue that performance in a rising rate environment is not a certainty. Our interest sensitivity profile was asset sensitive on a growth balance sheet as of December 31, 2014, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, or the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As a recently formed financial institution, we have not operated in a rising interest rate environment.

Interest rates dropped to historically low rates in 2009 and have remained at historically low levels since that time. Since we commenced operations in 2007, we have never operated in a rising interest rate environment. Our Asset Liability Management Committee periodically evaluates various financial models that are designed to demonstrate the rate sensitivity of our assets and liabilities over various assumed time periods. Because we do not have a history of operating in a rising interest rate environment, we have no historical data on which to model the actual effect of rising interest rates on our assets and liabilities. As a result, these models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

Unpredictable local economic, political, or environmental conditions in the Nashville MSA and other markets may have a material adverse effect on our financial performance.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in the Nashville MSA. Substantially all of the real estate loans in our loan portfolio are secured by properties located in the Nashville MSA. Therefore, our success will depend on the general economic conditions in this area, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in our local market. As of December 31, 2014, approximately 86% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in the Nashville MSA, than those of larger, more geographically diverse competitors. For example, a downturn in the economy in the Nashville MSA could make it more difficult for our borrowers in that market to repay their loans and may lead to loan losses that are not offset by operations in other markets. Any regional or local economic downturn, or natural or man-made disaster, that affects the Nashville MSA, or existing or prospective property or borrowers in the Nashville MSA may affect us and our profitability more significantly and more adversely than our more geographically diverse competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects. From time to time, our Bank may provide financing to Nashville-based clients who have companies or properties located outside the Nashville MSA. In such cases, we face similar local market risk in those communities.

Our business strategy includes the continuation of our growth plans, and our business, financial condition, results of operations and prospects could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing our growth strategy for our business through organic growth of our loan portfolio. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:

•	maintaining loan quality;

•	maintaining adequate management personnel and information systems to oversee such growth;

•	maintaining adequate control and compliance functions;

•	obtaining regulatory approvals with respect to acquisitions; and

•	securing capital and liquidity needed to support anticipated growth.

We may not be able to expand our presence in our existing market. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, as we continue to invest in our growth, we will experience business risk associated with expansion. Our expansion may occur via new bankers, new lines of business, new products, new geographic areas, or many other ways. Each method of expansion includes its own set of business risks which could potentially have a material adverse effect on our business, financial condition, results of operations and prospects.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

Our business has grown rapidly. Although rapid business growth can reflect favorable business conditions, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Failure to build infrastructure sufficient to support rapid growth and suffering loan losses in excess of reserves for such losses, as well as other risks associated with rapidly growing financial institutions, could materially impact our operations.

We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. As a small commercial bank, we have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local market and economy. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in CRE loans. The guidance identifies institutions potentially exposed to CRE concentration risk as having construction, land development and other land loans representing more than 100% of the institution’s total capital and total CRE loans representing more than 300% of the institution’s total capital. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us as a result of these policies could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Avenue Bank is a Tennessee chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the state of Tennessee. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower may not exceed 15% of our Bank’s capital surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. We have also established an informal, internal house limit on loans to one borrower equal to 80% of our 15% legal lending limit. Loans in excess of the house limit are noted as a policy exception and require acknowledgment by our Bank’s full board of directors. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors often have far greater resources than we do and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual customers.

We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service area.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to recruit and retain experienced and talented bankers at competitive compensation levels;

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. We derive a majority of our business from our primary market area, the Nashville MSA. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect our growth and/or our business, financial condition, results of operations and prospects.

We believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth and expansion strategy may involve strategic acquisitions, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we will continue to explore opportunities to acquire other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks, including the following:

•	incurring time and expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	a loss of key employees or key customers following our investment or acquisition.

We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and our funding sources may be insufficient to fund our future growth.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 80% of our Bank’s deposits as of December 31, 2014 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 69% of the assets of our Bank were loans at December 31, 2014, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, when mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements may require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

We rely on customer deposits, advances from the Federal Home Loan Bank of Cincinnati (FHLB), nationally marketed CDs, brokered CDs and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change.

FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may seek additional higher-cost debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was approximately $223.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (OTTI) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in the U.S. Department of the Treasury (Treasury) and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. However, in addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, have a material adverse affect on the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, our borrowers, other vendors, and our employees.

When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the borrower, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them. We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure, however, that we have detected or will detect all misrepresented information in our loan originations.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may bear costs associated with the proliferation of computer theft and cybercrime.

We necessarily collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. It is difficult and near impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach of our data security. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and prospects.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We depend on our information technology and telecommunications systems and third-party servicers, and any systems failures or interruptions could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. For example, one vendor provides our entire core banking system through a service bureau arrangement. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects.

Current market volatility and industry developments may adversely affect our business and financial results.

The volatility in the capital and credit markets, along with the housing declines over the past years, has resulted in significant pressure on the financial services industry. If volatility in market conditions continues or worsens, we may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed, which could have a material adverse effect on our business, financial condition, results of operations and prospect.

Further, if other, particularly larger, financial institutions continue to fail to be adequately capitalized or funded, it may negatively impact our business and financial results. We routinely interact with numerous financial institutions in the ordinary course of business and are therefore exposed to operational and credit risk to those institutions. Failures of such institutions may adversely impact our operations and have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to environmental liability risks associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line-items and affect our profitability.

The nature of our business makes us sensitive to changes to the large body of accounting rules in the U.S. From time to time, the governing body that oversees changes to accounting rules may release new guidance for the treatment of certain line items on financial statements. Any such changes may potentially affect our financial statements and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and with general practices within the financial services industry. The preparation of financial of statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions that could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, investment securities impairment and goodwill. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition, results of operations and prospects.

By engaging in derivative transactions, we are exposed to additional credit and market risk.

We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed rate loan assets. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability. From time to time, we are, or may become, the subject of lawsuits and related legal proceedings, governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.

Risks Related to Our Industry

We are subject to extensive regulation that could limit or restrict our activities and business and impose financial requirements, such as minimum capital requirements, which limitations, restrictions, or requirements could have a material adverse effect on our profitability.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC, and the TDFI. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, transactions with affiliates, treatment of our customers, and interest rates paid on deposits. We are also subject to financial requirements prescribed by our regulators such as minimum capitalization guidelines, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA Patriot Act, and other statutes relating to anti-money laundering compliance and customer privacy. The recent recession had major adverse effects on the banking and financial industry, during which time many institutions saw a significant amount of their market capitalization erode as they charged off loans and wrote down the value of other assets. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on banks and bank holding companies like us.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). Basel III not only increases most of the required minimum regulatory capital ratios, they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 capital (that is, Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that now generally qualify as Tier 1 capital will not qualify or their qualifications will change when Basel III is fully implemented. However, Basel III permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. Basel III has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the common equity Tier 1 capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Generally, financial institutions became subject to Basel III on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve, the FDIC and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the TDFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil monetary penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service, or IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

Financial reform legislation tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new regulations that are likely to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law. As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law has significantly changed the current bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the rules and regulations that implement it.

Among many other changes, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau, or the Bureau, with broad powers to supervise and enforce consumer financial protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority with respect to enumerated consumer financial protection laws over all banks with more than $10.0 billion in assets. Institutions with less than $10.0 billion in assets will continue to be examined for compliance with consumer financial protection laws by their primary bank regulator.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with the Dodd-Frank Act and its implementing regulations will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments based on the bank’s average consolidated total assets less its average tangible equity. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our Bank may become subject to further reporting requirements under FDIC regulations.

We will be subject to further reporting requirements under the rules of the FDIC for the fiscal year in which our Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of our Bank’s effectiveness of its internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we will be required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. If our Bank cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.

The federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets, which may adversely affect our results and financial condition.

Risks Related to Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•	publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deem comparable to us;

•	future issuances of our common stock or other securities;

•	additions to or departures of key personnel;

•	proposed or adopted changes in laws, regulations or policies affecting us;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

An active, liquid market for our common stock may not develop or be sustained, which may impair the ability of our shareholders to sell their shares.

Before listing of our common stock on the NASDAQ Global Select Market on February 10, 2015, there was no established public market for our common stock. Even though our common stock is now listed on the NASDAQ Global Select Market under the symbol “AVNU”, there is limited trading volume and an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Shares of our common stock are subject to dilution and the market price of our common stock could decline due to the number of outstanding shares of our common stock eligible for future sale, including shares that will be available for sale following the expiration of lock-up periods.

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. As of March 24, 2015, we had 10,225,340 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,875,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act of 1933, or the Securities Act) may be sold publicly only in compliance with certain limitations. Other than certain of the restricted shares we previously issued under our 2012 Long-Term Incentive Plan or (2012 Plan), or our 2012 Restricted Stock Plan for Non-Employee Directors (2012 Directors Plan), and subject in certain cases to lock-up restrictions with respect to our directors, executive officers and certain significant shareholders that restrict their ability, with certain exceptions, to transfer shares of our common stock held by them for a period of 180 days (or 270 days in the case of our directors and executive officers), the remaining 7,128,013 outstanding shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. We plan on filing a registration statement on Form S-8 under the Securities Act to register an aggregate of 852,336 shares of our common stock for issuance under our 2007 Stock Option Plan, our 2012 Plan and our 2012 Directors Plan, of which 283,500 shares are subject to outstanding options to purchase such shares, 222,327 are outstanding restricted stock awards and 346,509 are reserved for future issuance. Subject to certain exceptions, approximately 2,992,188 shares of our common stock will become eligible for sale upon expiration of the 180-day lock-up period and an additional 722,936 shares will become eligible for sale upon expiration of the 270-day lock-up period. Accordingly, the market price of our common stock could be adversely affected by actual of anticipated sales of a significant number of shares of our common stock in the future.

Securities analysts may not continue coverage on our common stock, which could adversely affect the market for our common stock.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

Our directors and executive officers own a significant portion of our common stock and can exert influence over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 20.67% of our outstanding common stock as of March 20, 2015. As a result of their ownership, our directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

We have the ability to incur debt and pledge our assets, including our stock in our Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of our common stock. For example, interest must be paid to the lender before dividends can be paid to our shareholders, and loans must be paid off before any assets can be distributed to our shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if our Bank were profitable.

The rights of our common shareholders are subordinate to the rights of the holders of any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue in the aggregate up to ten million shares of preferred stock, and to determine the terms of each issue of preferred stock, without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock.

On December 29, 2014, we issued our fixed rate/ floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million. The terms of our Subordinated Notes prohibit us from declaring or paying any dividends or distributions on our capital stock or redeeming, purchasing, acquiring or making a principal payment on our Subordinated Notes, at any time when payment of interest on our Subordinated Notes has not been timely made and while any such accrued and unpaid interest remains unpaid.

Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Because our ability to pay dividends on our common stock in the future will depend on our and our Bank’s financial condition as well as factors outside of our control, our common shareholders bear the risk that no dividends will be paid on our common stock in future periods or that, if paid, such dividends will be reduced or eliminated, which may negatively impact the market price of our common stock.

We do not intend to pay dividends in the foreseeable future and we and our Bank are subject to capital and other legal and regulatory requirements which restrict our ability to pay dividends.

Our board of directors intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the foreseeable future. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies as well as our participation in the Small Business Lending Fund (SBLF). Finally, because our Bank is our only material asset, our ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies.

Tennessee law limits the ability of others to acquire the bank, which may restrict your ability to fully realize the value of your common stock.

In many cases, shareholders receive a premium for their shares when one company purchases another. Tennessee law makes it difficult for anyone to purchase our Bank or us without approval of our board of directors. Thus, your ability to realize the potential benefits of any sale by us may be limited, even if such sale would represent a greater value for shareholders than our continued independent operation.

Our charter, as amended, authorizes the issuance of preferred stock which could adversely affect holders of our common stock and discourage a takeover of us by a third party.

Our charter, as amended, or our charter, authorizes our board of directors to issue up to ten million shares of preferred stock without any further action on the part of our shareholders.

Our board of directors has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of the shareholders may impede a takeover of us and prevent a transaction favorable to our shareholders.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, the Deposit Insurance Fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of such investor’s investment in our common stock.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

Future changes in laws and regulations or changes in their interpretation may also adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our charter and bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	provide that special meetings of shareholders may be called at any time by the Chairman of our board of directors, by the President or by order of our board of directors;

•	enable our board of directors to issue preferred stock up to the authorized amount, with such preferences, limitations and relative rights, including voting rights, as may be determined from time to time by the board;

•	enable our board of directors to increase the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at the meeting;

•	enable our board of directors to amend our bylaws without shareholder approval; and

•	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose).

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming, and it may strain our resources.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a reporting company. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased in order to ensure compliance with these laws and regulations that we became subject to as a reporting company and may increase further as we grow in size. These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to us may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main office is located at 111 10th Avenue South, Suite 400, Nashville, Tennessee 37203. We lease our main office and also lease office space for our four branches. We believe that we have the necessary infrastructure in place to support our projected growth in our primary markets. While we expect to continue to expand and diversify our business by hiring additional bankers in our primary markets, we do not anticipate establishing additional offices in new markets in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incident to our business. Except as described below, as of the date hereof, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Record

Avenue Financial Holdings, Inc.’s common stock is traded on the Nasdaq Global Select Market under the symbol “AVNU” and has traded on that market since February 10, 2015. Prior to that time, there was no established public trading market for our stock.

As of March 24, 2015, the Company had approximately 723 total stockholders, including 282 stockholders of record and 441 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividend Policy

We have never paid cash dividends to holders of our common stock. Although we may pay cash dividends in the future, we intend to retain a large majority of any earnings to fund our growth for the foreseeable future.

We are a bank holding company and accordingly, any dividends paid by us are subject to various federal and state regulatory limitations and also may be subject to the ability of our subsidiary Bank to make distributions or pay dividends to us. Our ability to pay dividends is limited by minimum capital and other requirements prescribed by law and regulation. Banking regulators have authority to impose additional limits on dividends and distributions by us and our subsidiaries. Certain restrictive covenants in future debt instruments, if any, may also limit our ability to pay dividends or the ability of our subsidiary depository institutions to make distributions or pay dividends to us. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See “Supervision and Regulation.”

Use of Proceeds

Our registration statement on Form S-1 (File No. 333-201438) was declared effective on February 9, 2015, pursuant to which we registered a proposed maximum offering price of $31.6 million. Our initial public offering included 1,543,655 newly issued shares of common stock sold by us for $11.00 per share (the primary offering) and 1,331,345 existing shares of common stock sold by selling shareholders for $11.00 per share (the secondary offering) for a total of 2,875,000 shares of common stock. The 1,543,655 shares of common stock sold by us included 219,390 shares covered by an over-allotment option granted to the underwriters and the 1,331,345 shares of common stock sold by the selling stockholders in the secondary offering included 155,610 shares covered by an over-allotment option granted to the underwriters. On February 9, 2015, we sold 1,324,265 shares of common stock for gross proceeds of $14.6 million, before underwriters’ discounts and offering expenses, and the selling shareholders sold 1,175,735 shares for gross proceeds of $12.9 million, before underwriters’ discounts. On February 23, 2015, we sold 219,390 shares of common stock pursuant to the underwriter’s over-allotment option for gross proceeds of $2.4 million before underwriter’s discounts and the selling shareholders sold 155,610 shares of common stock pursuant to the underwriters’ over-allotment option for gross proceeds of $1.7 million, before underwriters’ discounts.

Keefe, Bruyette & Woods, Inc., Sandler O’Neil & Partners, L.P., and Sterne, Agree & Leach, Inc. acted as representatives of the underwriters. In connection with the initial public offering, we paid $1.2 million in underwriting discounts to the underwriters and the selling shareholders paid $1.6 million in underwriters’ discounts to the underwriters. In connection with the initial public offering, we received net proceeds of $14.6 million, after deducting underwriters’ discounts of $1.2 million and additional estimated offering expenses of approximately $1.1 million. The offering expenses include SEC registration fees, Financial Industry Regulatory Authority filing fees, NASDAQ listing fees and expenses, legal fees and expenses, printing expenses, transfer agent and registrar fees and expenses, accounting fees and expenses as well as other miscellaneous expenses. In connection with the initial public offering and the underwriters’ exercise of the over-allotment option, the selling shareholders received net proceeds of approximately $13.6 million, after deducting underwriters’ discounts of approximately $1.0 million. We did not receive any proceeds from the sale of shares by the selling shareholders in the secondary offering.

During the period from the closing of the offering on February 13, 2015 through the filing of this report, we have used the net proceeds from the offering, along with funds from the sale of our Subordinated Notes in December 2014, to redeem the $18.95 million of our Series C Preferred Stock issued to the Treasury pursuant to the SBLF program and for general corporate purposes

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and related notes and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share and employee data)
SELECTED INCOME STATEMENT DATA
Interest income	$33,024	27,060	22,888	21,927	19,854
Interest expense	3,769	3,560	4,887	5,475	6,144

Net interest income	29,255	23,500	18,001	16,452	13,710
Provision for loan losses	1,643	1,593	1,623	1,102	2,227
Net interest income after provision for loan losses	27,612	21,907	16,378	15,350	11,483
Non-interest income	4,665	5,055	5,793	2,984	4,783
Non-interest expense	24,126	20,559	18,416	15,918	15,391
Income tax expense	2,538	2,421	1,023	(11,482)	—

Net income	5,613	3,982	2,732	13,898	875
Dividends on preferred shares	(190)	(190)	(358)	(396)	(403)
Accretion of net preferred stock discount	—	—	—	(234)	(74)

Net income available to common stockholders	$5,423	3,792	2,374	13,268	398

PER COMMON SHARE DATA:
Basic earnings per share	$0.64	0.45	0.28	1.57	0.05
Diluted earnings per share	0.64	0.45	0.28	1.57	0.05
Book value per common share	8.41	7.41	7.82	7.40	5.57
Tangible book value per common share (1)	8.07	7.06	7.47	7.05	5.22
Basic weighted average common shares	8,485,780	8,424,598	8,443,393	8,444,063	8,444,438
Diluted weighted average common shares	8,539,121	8,424,598	8,443,393	8,444,063	8,444,438

SELECTED BALANCE SHEET DATA
Total assets	$998,790	889,578	722,714	625,597	595,326
Total loans, net of deferred fees	693,908	573,430	455,980	395,812	375,100
Allowance for loan losses	(8,518)	(7,204)	(6,695)	(6,550)	(5,651)
Securities available for sale	220,462	257,797	194,090	166,961	150,359
Goodwill and other intangible assets	2,966	2,966	2,966	2,966	2,966
Deposits	803,172	705,794	590,840	482,402	479,864
Advances from FHLB/FRB	70,300	79,250	39,000	44,000	44,000
Preferred stock	18,950	18,950	18,950	18,950	7,536
Tangible common stockholders’ equity (1)	69,700	60,502	63,179	59,530	44,076
Total stockholders’ equity	91,616	82,418	85,095	81,446	54,578
Average total assets	942,633	798,912	666,414	583,309	534,014
Average common stockholders’ equity	69,131	65,550	64,739	49,335	49,805
Full time employees	134	120	109	94	82

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
SELECTED PERFORMANCE RATIOS
Return on average assets (2)	0.58%	0.47	0.36	2.27	0.07
Return on average common stockholders’ equity (2)	7.84	5.78	3.66	26.89	0.80
Net interest margin (fully taxable equivalent)	3.36	3.24	3.02	3.08	2.83
Efficiency ratio (1) (3)	73.02%	73.62	81.07	82.89	95.99

SELECTED ASSET QUALITY RATIOS
Nonaccruing loans to total loans	0.10%	0.10	0.41	0.66	1.31
Nonaccruing loans and loans past due 90 days and still accruing to total loans	0.10	0.10	0.41	0.66	1.31
Non-performing assets to total assets (4)	0.41	0.45	0.67	1.07	1.63
Non-performing assets to loans and OREO	0.58	0.70	1.05	1.67	2.54
Allowance for loan losses to total loans	1.23	1.26	1.47	1.65	1.51
Allowance for loan losses to nonaccruing loans	1,224.87	1,219.43	356.12	249.58	114.95
Net loan charge-offs to average loans	0.05	0.22	0.36	0.05	0.52

CAPITAL RATIOS (Consolidated)
Tier 1 Leverage Ratio	9.21%	9.12	10.92	11.75	8.20
Tier 1 Common Capital Ratio	8.37	8.68	10.14	10.93	8.98
Tier 1 Risk-Based Capital Ratio	10.62	11.46	13.58	15.01	10.70
Total Risk-Based Capital Ratio	14.00	12.52	14.80	16.26	11.94
Tangible common stockholders’ equity to tangible assets (1)	7.00	6.82	8.78	9.56	7.44

(1)	These measures are not measures recognized under U.S. generally accepted accounting principles (U.S. GAAP), and are therefore considered to be non-U.S. GAAP financial measures. See below for a reconciliation of these measures to their most comparable U.S. GAAP measures.
(2)	Return on average assets is defined as net income available to common stockholders divided by average total assets. Return on average common stockholders’ equity is defined as net income available to common stockholders divided by average common stockholders’ equity.
(3)	Efficiency ratio is defined as total non-interest expense divided by our operating revenue, which is equal to the sum of net interest income and total non-interest income, (excluding securities and loan sale gains/(losses)) and is not an U.S. GAAP measure.
(4)	Non-performing assets are deemed to be nonaccruing loans and OREO.

U.S. GAAP Reconciliation and Management Explanation of Non-U.S. GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with U.S. GAAP. These non-U.S. GAAP financial measures are “tangible book value per common share,” “tangible common stockholders’ equity,” “efficiency ratio,” and “tangible common stockholders’ equity to tangible assets.” Although we believe these non-U.S. GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible book value per common share” is defined as tangible common stockholders’ equity divided by total common shares outstanding. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing book value while not increasing our tangible book value.

“Tangible common stockholders’ equity” is defined as common stockholders’ equity reduced by goodwill. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common stockholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common stockholders’ equity and assets while not increasing our tangible common stockholders’ equity or tangible assets.

“Efficiency ratio” is defined as non-interest expenses divided by our operating revenue, which is equal to the sum of net interest income plus non-interest income excluding gains and losses on sales of loans and securities. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain non-recurring items and other discrete items that are unrelated to our core business.

“Tangible common stockholders’ equity to tangible assets” is defined as the ratio of common stockholders’ equity reduced by goodwill divided by total assets reduced by goodwill. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common stockholders’ equity and total assets, each exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The information provided below reconciles each non-U.S. GAAP measure to its most comparable U.S. GAAP measure.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands except, per share data)
NON-GAAP FINANCIAL MEASURES
Tangible Common Stockholders’ Equity and Tangible Common Stockholders’ Equity/Tangible Assets
Common equity	$72,666	63,468	66,145	62,496	47,042
Less: intangible assets	(2,966)	(2,966)	(2,966)	(2,966)	(2,966)

Tangible common stockholders’ equity	69,700	60,502	63,179	59,530	44,076
Total assets	998,790	889,578	722,714	625,597	595,326
Less: Intangible assets	(2,966)	(2,966)	(2,966)	(2,966)	(2,966)

Tangible assets	995,824	886,612	719,748	622,631	592,360

Tangible Common Stockholders’ Equity/Tangible Assets	7.00%	6.82	8.78	9.56	7.44

Tangible Book Value per Common Share
Book Value Per Common Share	$8.41	7.41	7.82	7.40	5.57
Less: Effects of intangible assets	(0.34)	(0.35)	(0.35)	(0.35)	(0.35)

Tangible Book Value per Common Share	$8.07	7.06	7.47	7.05	5.22

Efficiency Ratio
Non-interest expense (numerator)	$24,126	20,559	18,416	15,918	15,391
Net interest income	29,255	23,500	18,001	16,452	13,710
Non-interest income	4,665	5,055	5,793	2,984	4,783
Less: gains on sale of loans	(12)	(522)	(1,079)	(233)	(2,459)
Less: gains (losses) on sales of securities	(866)	(109)	—	—	—

Adjusted operating revenue (denominator)	33,042	27,924	22,715	19,203	16,034
Efficiency Ratio	73.02%	73.62	81.07	82.89	95.99

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at December 31, 2014 and 2013 and our results of operations for each of the years in the three-year period ended December 31, 2014.

The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere, including the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

The following discussion and analysis; presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through our Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

We are a bank holding company within the meaning of the BHC Act headquartered in Nashville, Tennessee. Through our wholly owned subsidiary, Avenue Bank, we operate five full-service banking offices located in Davidson and Williamson counties in Tennessee. Four of these offices are retail branches and operate in the Nashville MSA. Additionally, we operate a mobile branch used to pick up non-cash client deposits and deliver them to our main office for processing as a convenience to our clients.

Our principal business is to provide traditional lending and deposit services to reputable, sophisticated, and market-leading clients, particularly through our commercial and private banking departments. As a bank holding company that operates through one segment, we generate most of our revenue from interest on loans and investments, loan-related fees and deposit-related fees. Our primary source of funding for our loans is core deposits, and we strive to provide unparalleled levels of client service through our concierge banking model and the responsiveness of our credit processes. We believe the efficiency with which we conduct business provides a unique and competitive advantage for us in our market. We also provide products and services that compete with large, national competitors, such as treasury management, remote deposit capture, interest rate derivatives, lockbox service, wealth advisory services, and mobile deposit. The expertise and experience of our management and senior bankers in our market allows us the opportunity to have certain specialty areas that include music and entertainment, medical and professional practice and not-for-profit banking. Through these specialty areas, we strive to provide a full product and service delivery to the companies and individuals working in these industries.

For the year ended December 31, 2014, net income available to common stockholders was $5.4 million, or $0.64 per diluted share, compared with $3.8 million, or $0.45 per diluted share, for the year ended December 31, 2013. The increase in net income and earnings per diluted share for the year ended December 31, 2014 can be attributed to the increase in net interest income and significant loan growth.

Total assets increased $109.2 million, or 12.3%, to $998.8 million at December 31, 2014, from $889.6 million at December 31, 2013. Net loans increased $119.2 million, or 21.1%, to $685.4 million at December 31, 2014 compared to $566.2 million at December 31, 2013.

Deposits totaled $803.2 million at December 31, 2014 an increase of $97.4 million, or 13.8%, compared to $705.8 million at December 31, 2013, with growth coming from all deposit categories. Stockholders’ equity rose to $91.6 million, or $8.41 per share, at December 31, 2014, from $82.4 million, or $7.41 per share, at December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Allowance for Loan Losses

The allowance for loan losses (allowance) represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we record a provision for loan losses in order to maintain the allowance at appropriate levels. Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. We maintain the allowance at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore, our financial position, liquidity or results of operations.

Investment Securities Impairment

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Effective January 1, 2012, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. In testing for impairment in the past, the fair value of net assets was estimated using a discounted cash flow analysis based on our future projected earnings. In future testing for impairment, the fair value of net assets will be estimated based on an analysis of our market value.

Determining the fair value of goodwill is considered a critical accounting estimate because the allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

Results of Operations

Net Income

Year ended December 31, 2014 compared to year ended December 31, 2013

Net income was $5.6 million and net income available to common stockholders was $5.4 million for the year ended December 31, 2014, compared to $4.0 million and $3.8 million, respectively, for the year ended December 31, 2013. Pre-tax income was $8.2 million for the year ended December 31, 2014 and increased $1.7 million, or 27.3%, compared to $6.4 million for the year ended December 31, 2013. Net interest income increased $5.8 million, or 24.5%, to $29.3 million in 2014 from $23.5 million in 2013 and was driven by significant balance sheet growth. Provision for loan losses totaled $1.64 million for 2014 and $1.59 million for 2013 and was driven by strong loan growth. Lower gain on sale of investments securities and mortgage banking fees, net of commissions, directly impacted non-interest income during 2014. As a result, non-interest income of $4.7 million decreased 7.7% compared to $5.1 million in 2013. However, in the third quarter of 2014 we sold two mortgage loan pools totaling $22.1 million and the guaranteed portion of an SBA loan resulting in a $0.9 million gain on sale in the aggregate. Net gains on the sale of investment securities declined by $0.5 million to $12,000 for the year ended December 31, 2014 from $0.5 million for the year ended December 31, 2013 as changes in longer-term rates drove values lower in 2014. Non-interest expense increased by $3.6 million, or 17.4%, to $24.1 million in 2014 from $20.6 million in 2013 as we invested in staff and space to expand our business verticals and as volume related to expenses rose with growth in the balance sheet.

Basic and diluted net income per common share were $0.64 and $0.64, respectively, for the year ended December 31, 2014, compared to $0.45 and $0.45, respectively, for the year ended December 31, 2013. Return on average assets was 0.58% in 2014, compared to 0.47% in 2013, and return on average stockholders’ common equity was 7.84% in 2014, compared to 5.78% in 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net income was $4.0 million and net income available to common stockholders was $3.8 million for the year ended December 31, 2013, compared to $2.7 million and $2.4 million, respectively, for the year ended December 31, 2012. Pre-tax income was $6.4 million for the year ended December 31, 2013 and increased $2.7 million, or 70.6%, compared to $3.8 million for the year ended December 31, 2012. This increase in pre-tax income is primarily attributable to an increase in net interest income, which increased $5.5 million, or 30.6%, to $23.5 million in 2013 from $18.0 million in 2012, driven by strong loan growth and lower funding costs. Provision for loan losses totaled $1.6 million for 2013 and was equal to 2012. New provision expense related to higher net loan growth was offset by a lower level of net charge-offs for 2013 compared to 2012. Non-interest income decreased $0.7 million, or 12.7%, to $5.1 million in 2013 from $5.8 million in 2012 and was impacted by lower gains from the sale of available-for-sale securities and mortgage loans, primarily due to the change in long term rates in mid-2013. Non-interest expense increased by $2.1 million, or 11.6%, to $20.6 million in 2013 from $18.4 million in 2012 as we invested in staff and space to expand our business verticals and market penetration.

Basic and diluted net income per common share were $0.45 and $0.45, respectively, for the year ended December 31, 2013, compared to $0.28 and $0.28, respectively, for the year ended December 31, 2012. Return on average assets was 0.47% in 2013, compared to 0.36% in 2012, and return on average stockholders’ common equity was 5.78% in 2013, compared to 3.66% in 2012.

The following table presents certain ratios of our results of operations for the years ended December 31, 2014, 2013 and 2012.

	At or For the Year Ended December 31,
	2014	2013	2012
Return on average assets	.58%	.47	.36
Return on average common stockholders’ equity	7.84	5.78	3.66
Average stockholders’ equity to average total assets	9.34	10.58	12.56

The following table presents a summary of our statements of income, including the percentage change in each category for the year ended December 31, 2014 compared to 2013 and December 31, 2013 compared to 2012:

			2014-2013 Percent	Year Ended	2013-2012 Percent
	Years Ended December 31,		Increase	December 31,	Increase
	2014	2013	(Decrease)	2012	(Decrease)
	(Dollars in thousands)
Interest and dividend income	$33,024	$27,060	22.0%	$22,888	18.2%
Interest expense	3,769	3,560	5.9	4,887	(27.2)

Net interest income	29,255	23,500	24.5	18,001	30.5
Provision for loan losses	1,643	1,593	3.1	1,623	(1.8)

Net interest income after provision for loan losses	27,612	21,907	26.0	16,378	33.8
Noninterest income	4,665	5,055	(7.7)	5,793	(12.7)
Noninterest expense	24,126	20,559	17.4	18,416	11.6

Net income before income taxes	8,151	6,403	27.3	3,755	70.5
Income tax expense	2,538	2,421	4.8	1,023	136.7

Net income	5,613	3,982	41.0	2,732	45.8
Dividends on preferred stock	(190)	(190)	—	(358)	(46.9)

Net income available to common stockholders	$5,423	$3,792	43.0%	$2,374	59.7%

Net Interest Income

Net interest income is the difference between the income we earn on our interest-earning assets and the cost to us of our interest-bearing liabilities. Our net interest income depends upon the volume of our interest-earning assets and our interest-bearing liabilities and the interest rates we earn or pay on them. Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net interest income increased $5.8 million, or 24.5%, to $29.5 million for the year ended December 31, 2014 from $23.5 million for the year ended December 31, 2013. This was due to an increase in total interest income of $6.0 million, or 22.0%, and a small increase in total interest expense of $.2 million, or 5.9%. The increase in total interest income was primarily attributable to a 30.8% increase in average loans outstanding from 2013 to 2014. The increase in total interest expense was due to an increase in interest bearing deposit volume.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net interest income increased $5.5 million, or 30.6%, to $23.5 million for the year ended December 31, 2013 from $18.0 million for the year ended December 31, 2012. This was due to an increase in total interest income of $4.2 million, or 18.2%, and a decrease in total interest expense of $1.3 million, or a 27.2% reduction. The increase in total interest income was primarily attributable to a 21.6% increase in average loans outstanding from 2012 to 2013. The decrease in total interest expense was due to a reduction in deposit interest rates and realization of the benefit of lower borrowing costs.

Net Interest Margin Analysis

The net interest margin is impacted by the average volumes of interest-sensitive assets and interest-sensitive liabilities and by the difference between the yield on interest-sensitive assets and the cost of interest-sensitive liabilities, referred to as the “spread.” Loan fees collected at origination represent an additional adjustment to the yield on loans. Our spread can be affected by economic conditions, the competitive environment, loan demand, and deposit flows. The net yield on earning assets is an indicator of the effectiveness of our ability to manage the net interest margin by managing the overall yield on assets and cost of funding those assets.

The following tables show, for the years ended December 31, 2014, 2013 and 2012, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31, 2014

(In thousands, except Average Yields and Rates)

	2014			2013			2012
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest earning assets:
Interest-bearing deposits in banks	$429	$5	1.10%	$2,586	$37	1.43%	$3,991	$60	1.50%
Investments (1) (3)	233,308	5,301	2.27	241,615	5,554	2.30	196,211	4,628	2.36
Federal funds sold	1,530	4	0.25	635	2	0.32	926	2	0.25
Total loans (2)	650,123	28,181	4.33	497,216	21,996	4.42	408,760	18,638	4.56

Total interest earning assets	885,390	33,491	3.78%	742,052	27,589	3.72%	609,888	23,328	3.83%

Allowance for loan losses	(8,248)			(6,986)			(6,512)
Non-interest earning assets	65,491			63,846			63,038

Total assets	$942,633			$798,912			$666,414

Interest bearing liabilities:
Interest bearing deposits:
Checking	$50,208	$201	0.40%	$31,751	$143	0.45%	$25,691	$112	0.44
Savings	9,353	12	0.13	6,356	9	0.14	4,194	8	0.19
Money market	396,949	1,765	0.44	368,152	1,917	0.52	287,256	1,829	0.64
Time deposits	147,535	1,130	0.77	126,428	982	0.78	126,661	1,653	1.31
Federal funds purchased	6,243	42	0.68	1,469	12	0.82	968	10	1.03
Other borrowings	68,947	618	0.90	56,896	497	0.87	50,601	1,275	2.52

Total interest bearing liabilities	679,235	3,768	0.55	591,052	3,560	0.60	495,371	4,887	0.99

Non-interest bearing checking	167,959			116,509			79,576
Other liabilities	7,358			6,850			7,778
Stockholders’ equity	88,081			84,501			83,689

Total liabilities and stockholders’ equity	$942,633			$798,912			$666,414

Net interest spread			3.23%			3.12%			2.84%
Net interest margin			3.36			3.24			3.02

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $637,000, $395,000 and 571,000 are included in interest income in 2014, 2013 and 2012, respectively
(3)	Unrealized gains/(losses) of ($2,979,000), ($1,095,000), and $3,037,000 are excluded from the yield calculation in 2014, 2013 and 2012, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the year ended December 31, 2014 compared to the year ended December 31, 2013, and the year ended December 31, 2013 compared to the year ended December 31, 2012.

	2014 Compared to 2013 Increase Interest Income and Expense Due to Changes in:			2013 Compared to 2012 Increase Interest Income and Expense Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Interest earning assets:
Interest-bearing deposits in banks	$(31)	(1)	(32)	(21)	(2)	(23)
Investments	(191)	(62)	(253)	1,071	(145)	926
Federal funds sold	3	(1)	2	(1)	1	—
Total loans	6,764	(579)	6,185	4,033	(675)	3,358

Total interest earning assets	$6,545	(643)	5,902	5,082	(821)	4,261

Interest bearing liabilities:
Interest bearing deposits:
Checking	$83	(25)	58	26	5	31
Savings	4	(1)	3	4	(3)	1
Money market	150	(302)	(152)	515	(427)	88
Time deposits	164	(16)	148	(3)	(668)	(671)
Federal funds purchased	39	(9)	30	5	(3)	2
Other borrowings	105	16	121	159	(937)	(778)

Total interest bearing liabilities	$545	(337)	208	706	(2,033)	(1,327)

Net interest income	$6,000	(306)	5,694	4,376	1,212	5,588

In the table above, changes in net interest income are attributable to (i) changes in average balances (volume variance), (ii) changes in rates (rate variance), or (iii) changes in rate and average balances (rate/volume variance). The volume variance is calculated as the change in average balances times the old rate. The rate variance is calculated as the change in rates times the old average balance. The rate/volume variance is calculated as the change in rates times the change in average balances. The rate/volume variance is allocated on a pro rata basis between the volume variance and the rate variance in the table above.

The two primary factors that make up the spread are the interest rates received on loans and investments and the interest rates paid on deposits. We have been disciplined in lowering interest rates on deposits as the market allowed and thereby managing our cost of funds. Also, we have not competed for new loans on interest rate alone, but rather we have relied significantly on effective marketing to and relationships with business customers.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our net interest spread and net interest margin were 3.23% and 3.36%, respectively, for the year ended December 31, 2014, compared to 3.12% and 3.24%, respectively, for the year ended December 31, 2013. Our average interest earning assets for the year ended December 31, 2014 increased $143.3 million, or 19.3%, to $885.4 million from $742.1 million for the year ended December 31, 2013. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $88.2 million, or 14.9%, to $679.2 million for the year ended December 31, 2014 from $591.1 million for the year ended December 31, 2013. This increase in our average interest bearing liabilities was primarily due to an increase in interest bearing checking, money market deposits and time deposits. Also the Bank increased its average borrowings in 2014 to fund the increase in loan growth. The ratio of our average interest earning assets to average interest bearing liabilities was 130.4% and 125.5% for the years ended December 31, 2014 and 2013, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.78% for the year ended December 31, 2014, compared to 3.72% for the year ended December 31, 2013. This slight increase was due to an increase in new loans generated. The average rate paid on interest bearing liabilities was 0.55% for the year ended December 31, 2014, compared to 0.60% for the year ended December 31, 2013. This improvement was due to the maturity of higher cost time deposits and reductions in non-maturity deposit rates.

Year ended December 31, 2013 compared to year ended December 31, 2012

Our net interest spread and net interest margin were 3.12% and 3.24%, respectively, for the year ended December 31, 2013, compared to 2.84% and 3.02%, respectively, for the year ended December 31, 2012. Our average interest earning assets for the year ended December 31, 2013 increased $132.2 million, or 21.7%, to $742.1 million from $609.9 million for the year ended December 31, 2012. This increase in our average interest earning assets was due to increased loan demand and investments in securities. Our average interest bearing liabilities increased $95.7 million, or 19.3%, to $591.1 million for the year ended December 31, 2013 from $495.4 million for the year ended December 31, 2012. This increase in our average interest bearing liabilities was primarily due to an increase in interest bearing checking and money market deposits. The ratio of our average interest earning assets to average interest bearing liabilities was 125.5% and 123.1% for the years ended December 31, 2013 and 2012, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.72% for the year ended December 31, 2013, compared to 3.82% for the year ended December 31, 2012. This decline was due to amortization and payoffs of higher yielding securities and loans compared to lower rates on new securities and loans generated as interest rates continued to decline during 2013. The average rate paid on interest bearing liabilities was 0.60% for the year ended December 31, 2013, compared to 0.99% for the year ended December 31, 2012. This improvement was due to the maturity of higher cost time deposits, reductions in non-maturity deposit rates and benefits from restructured long-term borrowings made in 2012.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management and board of directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired and doubtful impaired, with some general allocation of reserves based on these grades. At December 31, 2014, total loans rated special mention and substandard were $3.7 million, or 0.53% of total loans, compared to $2.0 million, or .35% of total loans, at December 31, 2013. At December 31, 2012, total loans rated special mention and substandard were $2.4 million, or 0.52% of total loans. Impaired loans are reviewed specifically and separately under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off plus qualitative adjustments multiplied by the loss emergence period by loan segment. The Bank has analyze the charged-off loans for the look back period of 6 years, to calculate the time period from when initial deterioration in the borrower’s financial capacity to the time of charge-off to determine the loss emergence period. The loss emergence periods have been averaged and applied to the entire segment. Qualitative factors include internal and external qualitative and environmental factors such as prevailing economic conditions, changes in lending personnel experience, changes in lending policies and procedures, changes in the nature or volume of the loan portfolio and other influencing factors. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

Year ended December 31, 2014 compared to year ended December 31, 2013

The provision expense for loan losses was $1.64 million for the year ended December 31, 2014, an increase of $50,000 from $1.59 million in 2013. This increase in provision for loan losses is primarily due to the increase in loans of $120.5 million, or 21.0% from December 31, 2013, which offsets a lower level of net charge-offs. Our management maintains a proactive approach in managing non-accruing loans, which slightly increased to $0.7 million, or 0.10% of total loans, at December 31, 2014 from $0.6 million, or 0.10% of total loans, at December 31, 2013. During 2014, we had net charged-off loans totaling $0.3 million, compared to net charged-off loans of $1.1 million for 2013. The ratio of net charged-off loans to average loans was 0.05% for 2014 compared to 0.22% for 2013 due to an increase in total loans and a decrease in charge-offs for 2014. The allowance for loan losses totaled $8.5 million, or 1.23% of total loans, at December 31, 2014, compared to $7.2 million, or 1.26% of total loans, at December 31, 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

The provision expense for loan losses was $1.59 million for the year ended December 31, 2013, a decrease of $30,000 from $1.62 million in 2012. This decrease in provision for loan losses is primarily attributable to decreased net charge-offs for 2013 compared to 2012, while total loans grew by $117.5 million in 2013 compared to $60.2 million of growth in 2012. A majority of the provision in 2013 pertained to loan growth whereas nearly half the provision in 2012 pertained to loan growth, and the remaining pertained to increased reserves for specific credits. Our management maintains a proactive approach in managing non-accruing loans, which decreased to $0.6 million, or 0.10% of total loans, at December 31, 2013 from $1.9 million, or 0.41% of total loans, at December 31, 2012. During 2013, we had net charged-off loans totaling $1.1 million, compared to net charged-off loans of $1.5 million for 2012. The ratio of net charged-off loans to average loans was 0.22% for 2013 compared to 0.36% for 2012 due to an increase in total loans for 2013 and an increase in charge-offs primarily in construction and land development loans in 2012. The allowance for loan losses totaled $7.2 million, or 1.26% of total loans, at December 31, 2013, compared to $6.7 million, or 1.47% of total loans, at December 31, 2012.

Non-interest Income

Non-interest income is an important component of our revenue and is comprised of fees generated from loan and deposit relationships, debit card and ATM fees, gain on sale of loans, gain on sale of available-for-sale securities, and mortgage banking fees. Although we expect sales of investment securities to occur regularly as part of our banking operations, gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the interest rate environment and other market conditions.

The following tables present a summary of non-interest income, including the percentage change in each category, for the year ended December 31, 2014 compared to 2013, and for the year ended December 31, 2013 compared to 2012, respectively.

	Years Ended December 31,		2014-2013 Percent Increase	Year Ended December 31,	2013-2012 Percent Increase
	2014	2013	(Decrease)	2012	(Decrease)
	(Dollars in thousands)
Noninterest income:
Customer service fees	$2,313	$1,920	20.5%	$1,721	11.6%
Mortgage banking fees, net of commissions	979	1,939	(49.5)	2,487	(22.0)
Increase in cash surrender value of life insurance	495	565	(12.4)	506	11.7
Net gain on sale of loans	866	109	694.5	—	100.0
Net gain on sale of investment securities	12	522	(97.7)	1,079	(51.6)

Total noninterest income	$4,665	$5,055	(7.7)%	$5,793	(12.7)%

Year ended December 31, 2014 compared to year ended December 31, 2013

Non-interest income decreased $0.4 million, or 7.7%, to $4.7 million in 2014 from $5.1 million in 2013 primarily as a result of a decrease in mortgage banking fees, net of commissions, and lower gains from the sale of available-for-sale securities, somewhat offset by higher gains from loan sales. Customer service fees increased $0.4 million, or 20.5%, to $2.3 million in 2014 compared to 2013 due to increases in the number of loan and deposit accounts. Mortgage banking fees, net of commissions, decreased $1.0 million, or 49.5%, to $1.0 million in 2014 compared to 2013. Higher mortgage rates and a general slow-down in refinance activity during 2014 compared to 2013 lead to lower mortgage banking revenue. Gains on the sale of available-for-sale securities during 2014 totaled $12,000, compared to $0.5 million during 2013.

Year ended December 31, 2013 compared to December 31, 2012

Non-interest income decreased $0.7 million, or 12.7%, to $5.1 million in 2013 from $5.8 million in 2012 primarily as a result of a decrease in mortgage banking fees. Customer service fees increased $0.2 million, or 11.6%, to $1.9 million in 2013 compared to 2012 due to increases in the number of loan and deposit accounts. Increases in the cash surrender value of bank-owned life insurance contracts were $59,000, or 11.7%, to $0.6 million in 2013 compared to 2012, which is the result of a policy replacement. Mortgage banking fees, net of commissions, decreased $0.5 million, or 22.0%, to $1.9 million in 2013 compared to 2012. Higher mortgage rates and a general slow-down in refinance activity during 2013 compared to 2012 lead to lower mortgage banking revenue. Gains on the sale of available-for-sale securities during 2013 totaled $0.5 million, compared to $1.1 million during 2012.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include primarily salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the year ended December 31, 2014 compared to 2013, and for the year ended December 31, 2013 compared to 2012, respectively.

	Years Ended December 31,		2014-2013 Percent Increase	Year Ended December 31,	2013-2012 Percent Increase
	2014	2013	(Decrease)	2012	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$13,958	$11,739	18.9%	$10,013	17.2%
Equipment and occupancy	3,391	3,367	0.7	3,087	9.1
Other real estate expense	(21)	89	(123.6)	298	(70.1)
Data processing	1,418	1,161	22.1	1,047	10.9
Advertising, promotion & public relations	640	651	(1.7)	570	14.2
Legal and accounting	888	777	14.3	646	20.3
FDIC insurance and other regulatory assessments	741	617	20.1	548	12.6
Other expenses	3,111	2,158	44.2	2,207	(2.2)

Total noninterest expense	$24,126	$20,559	17.4%	$18,416	11.6%

Year ended December 31, 2014 compared to December 31, 2013

For the year ended December 31, 2014, non-interest expenses totaled $24.1 million, a $3.6 million, or 17.4%, increase from $20.6 million in the prior year period. This increase was primarily due to higher staff expenses of $2.2 million; occupancy, equipment and data processing expenses of $0.3 million and advertising, legal and accounting, regulatory and other expenses of $1.2 million, which include various items related to our growth and increased volume of business. OREO expense decreased $0.1 million, or 123.6%, from $0.1 million in 2013.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls and compliance requirements. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the favorable trend in our efficiency ratio, a widely followed metric in the banking industry which measures operating expenses as a percentage of net revenue. Efficiency ratio is computed by dividing total non-interest expense by the sum of net interest income and non-interest income less securities gains. Our efficiency ratio has improved in recent years, from 81.1% in 2012, to 73.6% in 2013, to 73.0% in 2014. The decrease in 2013 and 2014 was due to the reduction in mortgage banking fee income.

Year ended December 31, 2013 compared to December 31, 2012

For the year ended December 31, 2013, non-interest expenses totaled $20.6 million, a $2.1 million, or 11.6%, increase from $18.4 million in the prior year period. This increase was primarily due to higher staff expenses of $1.7 million; occupancy, equipment and data processing expenses of $0.4 million and advertising, legal and accounting, regulatory and other expenses of $0.2 million, which include various items related to our growth and increased volume of business. OREO expense decreased $0.2 million, or 70%, from $0.3 million in 2012. This decrease was the result of fewer write-downs in residential development properties during 2013 compared to 2012.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make, periodic increases in surrender value of bank-owned life insurance policies for certain named executive officers and our overall taxable income.

Year ended December 31, 2014 compared to December 31, 2013

Income tax expense was $2.5 million for the year ended December 31, 2014, compared to $2.4 million for the year ended December 31, 2013. Our effective tax rates for 2014 and 2013 were 31% and 38% respectively. The decrease in the 2014 effective tax rate is due primarily to an increase in state tax credits and the resolution of problem assets. Fiscal year 2013 included a tax penalty on the early surrender of a bank-owned life insurance policy.

Year ended December 31, 2013 compared to December 31, 2012

Income tax expense was $2.4 million for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. Our effective tax rates for 2013 and 2012 were 38% and 27% respectively. Fiscal year 2013 included a tax penalty on the early surrender of a bank-owned life insurance policy.

Dividends

Dividends paid to Treasury on our Series C Preferred Stock totaled $0.2 million for the year ended December 31, 2014 and equaled one percent per annum as a percentage of the liquidation amount compared to the same amount for the year ended December 31, 2013. Dividends paid for the year ended December 31, 2013 were $0.2 million and equaled one percent per annum as a percentage of the liquidation amount compared to $0.4 million for the year ended December 31, 2012. The dividend rate for the second quarter of 2012 was adjusted to reflect noncompliance with required annual certifications due to Treasury within 90 days of fiscal year end. The adjusted amount was based on a maximum dividend rate of five percent for the 80 days of non-compliance. All other dividend payments during 2012 were paid at the one percent dividend rate. On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at December 31, 2014 were $998.8 million, an increase of $109.2 million, or 12.3%, over total assets of $889.6 million at December 31, 2013. The primary driver of the increase in assets year over year was an increase in total loans of $120.5 million, or 21.0%, to $693.9 million at December 31, 2014 compared to $573.4 million at December 31, 2013. Securities available-for-sale were $220.5 million at December 31, 2014 compared to $257.8 million at December 31, 2013, a decrease of $37.3 million as securities were sold to provide liquidity to fund future loan growth and reduce future interest rate risk. Mortgage loans held-for-sale increased $22.3 million, or 446%, to $27.2 million at December 31, 2014 compared to $5.0 million at December 31, 2013. Portfolio residential mortgage loans totaling $22.6 million were identified as available-for-sale in December 2014. Cash surrender value of company owned life insurance totaled $20.0 million at December, 31, 2014, up $4.0 million, or 24.9%, compared to $16.0 million at December 31, 2013. Two new single premium whole life insurance policies totaling $3.5 million were purchased during the fourth quarter of 2014.

Our total assets at December 31, 2013 were $889.6 million, an increase of $166.9 million, or 23.1%, over total assets of $722.7 million at December 31, 2012. Average assets for the year ended December 31, 2013 were $798.9 million, an increase of $132.5 million, or 19.9%, over average assets of $666.4 million for the year ended December 31, 2012. Loan growth was the primary reason for the increase. Year-end 2013 loans were $573.4 million, up $117.5 million, or 25.8%, over year-end 2012 total loans of $456.0 million.

Earning assets include loans, securities, and short-term investments. Including company owned life insurance contracts and based on our business model, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2014 were $940.3 million, or 94.1% of total assets of $998.8 million. Earning assets at December 31, 2013 were $855.0 million, or 96.1% of total assets of $889.6 million. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to a written investment policy approved by our board of directors. Investment balances in our securities portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting our anticipated funding needs.

Our securities portfolio consists primarily of U.S. government agency obligations, mortgage backed securities and municipal securities, although we also hold corporate bonds and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and our targeted duration for our investment portfolios is in the four-to-five year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Management Committee, or ALCO, reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Our investment portfolio consists mainly of “available-for-sale” securities. As a result, the carrying values of our investment securities are adjusted on a monthly basis for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be OTTI are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

Our available-for-sale securities, carried at their fair market value, decreased to $220.5 million as of December 31, 2014 from $257.8 million at December 31, 2013. The decrease in available-for-sale securities was due to investment sales of $40.6 million to fund loan growth and manage future interest rate risk. As of December 31, 2014, investment securities having a carrying value of $24.1 million were pledged to secure borrowings. Our available-for-sale securities, carried at their fair market value, increased to $257.8 million at December 31, 2013 from $194.1 million at December 31, 2012. The increase in available-for-sale securities were funded primarily from increases in deposits and during times of weaker loan demand.

The following table presents the fair value of securities available-for-sale and held-to-maturity by type at December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
	(In thousands)
Securities Available-for-Sale:
U.S. government agencies	$14,257	14,006	29,579
Mortgage-backed securities	158,163	183,308	110,291
State and municipal securities	39,244	49,629	42,441
Corporate bonds	8,798	10,854	11,779

Total	$220,462	257,797	194,090

Securities Held-to-Maturity:
State and municipal securities	$2,838	2,781	2,928

Total	$2,838	2,781	2,928

The following tables present the fair value of our securities as of December 31, 2014 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(Dollars In thousands)
December 31, 2014
Securities Available-for-Sale:
U.S. government agencies	$—	13,252	1,005	—	14,257
Mortgage-backed securities	—	—	9,408	148,755	158,163
State and municipal securities	3,337	13,092	14,269	8,546	39,244
Corporate debt	—	6,484	2,314	—	8,798

Total	$3,337	32,828	26,996	157,301	220,462

Tax-equivalent Yield (1)
U.S. government agencies	—%	1.34	2.00	—	1.38
Mortgage-backed securities	—	—	2.34	2.03	2.04
State and municipal securities	1.96	2.29	3.30	4.53	3.00
Corporate debt	—	1.71	3.15	—	2.00

Weighted average yield	1.96%	1.79	2.90	2.17	2.17

Securities Held-to-Maturity:
State and municipal securities	$—	—	1,568	1,270	2,838

Total	$—	—	1,568	1,270	2,838

Tax-equivalent Yield (1)
State and municipal securities	—%	—	5.45	5.46	5.46

Weighted average yield	—%	—	5.45	5.46	5.46

(1)	Yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

At December 31, 2014, we had no federal funds sold, compared with $206 at December 31, 2013. Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At December 31, 2014, there were no holdings of securities of any issuer, other than U.S. government and its agencies, in an amount greater than 10% of our stockholders’ equity.

The objectives of our investment policy are to aid our Bank in managing overall interest rate risk and to provide a stable source of earnings, while maintaining sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any secured borrowings, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs. Our investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$110,929	15.97%	$94,238	16.41%	$73,337	16.06%	$69,492	17.53%	$63,495	16.87%
Multi-family	11,310	1.63	2,964	0.52	1,955	0.43	8,443	2.13	7,250	1.93
Commercial and industrial	235,911	33.95	170,662	29.72	130,264	28.53	118,659	29.94	121,063	32.17
Commercial real estate	271,001	39.01	236,030	41.11	184,452	40.40	140,682	35.49	129,082	34.30
Construction and land development	58,843	8.47	67,483	11.75	62,285	13.64	54,564	13.77	49,737	13.22
Consumer	5,915	0.85	1,879	0.33	1,809	0.40	1,854	0.47	3,553	0.94
Other	875	0.12	923	0.16	2,516	0.54	2,689	0.67	2,123	0.57

Total Loans	$694,784	100.00%	$574,179	100.00%	$456,618	100.00%	$396,383	100.00%	$376,303	100.00%
Net deferred loan origination costs and fees	(876)		(749)		(638)		(571)		(1,203)
Less: Allowance for loan losses	(8,518)		(7,204)		(6,695)		(6,550)		(5,651)

Net Loans	$685,390		$566,226		$449,285		$389,262		$369,449

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on CRE and commercial lending, which constituted 73% of our loan portfolio as of December 31, 2014. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial lending. Our loan growth since inception has been reflective of the market we serve. Since 2009, our CRE and commercial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2014:

	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$7,266	26,075	77,588	110,929
Multi-family	1,000	4,227	6,083	11,310
Commercial and industrial	58,502	150,405	27,004	235,911
Commercial real estate	13,014	226,149	31,838	271,001
Construction and land development	23,875	27,530	7,438	58,843
Consumer	3,961	1,945	9	5,915
Other	—	—	875	875

Total Loans	$107,618	436,331	150,835	694,784
Less: Allowance for loan losses	(2,059)	(5,011)	(1,448)	(8,518)

Net Loans	$105,559	431,320	149,387	686,266

Interest rate sensitivity:
Fixed interest rates	$23,251	255,591	36,203	315,045
Floating or adjustable rates	84,367	180,740	114,632	379,739

Total	$107,618	436,331	150,835	694,784

Asset Quality

One of our key objectives is to maintain a high level of asset quality in our loan portfolio. We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers that require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the board of directors, a semi-annual independent loan review, approval of larger credit relationships by our Bank’s Credit Committee and loan quality documentation procedures. Like other financial institutions, we are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Loans are placed on non-accrual status or charged-off if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured with on time payments for six consecutive months.

We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans semi-annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their examination process.

Our Bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our Bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

•	we closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list;

•	we perform extensive quarterly credit reviews for all watch list/classified loans, including formulation of action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value;

•	we require updated financial information, global inventory aging and interest carry analysis where appropriate for existing borrowers to help identify potential future loan payment problems; and

•	we generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

The following tables present the loan balances by category as well as risk rating:

	Performing Loans
	(In Thousands)
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total Loans
December 31, 2014
Residential real estate:
Mortgage	$108,325	—	—	108,325	2,604	110,929
Multi-family	11,310	—	—	11,310	—	11,310
Commercial and industrial	235,208	—	214	235,422	489	235,911
Commercial real estate	267,567	—	3,434	271,001	—	271,001
Construction and land development	58,158	—	—	58,158	685	58,843
Consumer	5,886	—	—	5,886	29	5,915
Other	875	—	—	875	—	875

	$687,329	—	3,648	690,977	3,807	694,784

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total Loans
December 31, 2013
Residential real estate:
Mortgage	$91,414	—	186	91,600	2,638	94,238
Multi-family	2,964	—	—	2,964	—	2,964
Commercial and industrial	170,289	—	—	170,289	373	170,662
Commercial real estate	235,765	—	265	236,030	—	236,030
Construction and land development	65,163	—	1,580	66,743	740	67,483
Consumer	1,848	—	—	1,848	31	1,879
Other	923	—	—	923	—	923

	$568,366	—	2,031	570,397	3,782	574,179

As of December 31, 2014 and 2013, we had impaired loans of $3.8 million, inclusive of non-accrual loans. We allocated $0.5 million of our allowance for loan losses at December 31, 2014 and 2013, to these impaired loans, respectively. We had $0.3 million of charge-offs against impaired loans at December 31, 2014, compared to $0.5 million at December 31, 2013. A loan is considered impaired, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $3.8 million of impaired loans reported as of December 31, 2014, $2.6 million were residential real estate mortgages, $0.7 million were construction and land development loans, $0.5 million were commercial and industrial loans, and $29,000 were consumer loans. Of the $2.6 million of impaired real estate mortgage loans, $2.5 million were loans pertaining to one builder.

Non-performing Assets

The table below summarizes our non-performing assets at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate:
Mortgage	$177	3	$187	3	$1,074	6	$1,080	7	$1,809	8
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	489	3	373	3	387	3	499	6	756	8
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	420	10	1,046	18	2,351	24
Consumer	28	1	31	1	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	2

Total non-accruing loans	$694	7	$591	7	$1,881	19	$2,625	31	$4,916	42

90+ days past due and accruing:
Total 90+ days past due and accruing	$—	—	$—	—	$—	—	$—	—	$—	—

Total non-accruing loans	694	7	591	7	1,881	19	2,625	31	4,916	42
Plus: Other real estate owned and repossessions	3,376	9	3,451	15	2,937	10	4,062	17	4,778	20

Total non-performing assets	$4,070	16	$4,042	22	$4,818	29	$6,687	48	$9,694	62

Restructured accruing loans:
Residential real estate:
Mortgage	$2,427	1	$2,450	1	$1,364	14	$260	1	$2,672	3
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	2,030	4	—	—	—	—
Construction and land development	454	1	504	1	1,603	16	1,677	3	644	7
Consumer	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Total restructured accruing loans	2,881	2	2,954	2	4,997	34	1,937	4	3,316	10

Total non-performing assets and restructured accruing loans	$6,951	18	$6,996	24	$9,815	63	$8,624	52	$13,010	72

Gross interest income foregone on non-accruing loans throughout year	$72		$98		$92		$111		$167

Ratios:
Non-accruing loans to total loans	.10%		.10%		.41%		.66%		1.31%
Non-performing assets to total loans plus other real estate owned	0.58		0.70		1.05		1.67		2.54
Non-accruing loans plus restructured accruing loans to total loans plus other real estate owned	1.00%		1.21%		2.11%		2.14%		3.38%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (that is, place the loan on non-accrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of interest is not expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Allowance for Loan Losses

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for the year ended December 31, 2014 was 0.05%, compared to 0.22% and 0.36%, respectively, for the years ended December 31, 2013 and 2012. The largest balance of our charge-offs is on commercial and industrial loans. Commercial and industrial loans represented 34.0% of our loan portfolio at December 31, 2014.

Analysis of the Allowance for Loan Losses

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$7,204	6,695	6,550	5,651	5,251
Charge-offs:
Residential real estate:
Mortgage	—	191	43	86	444
Multi-family	—	—	—	—	—
Commercial and industrial	226	—	258	146	324
Commercial real estate	—	296	—	—	—
Construction and land development	119	661	1,238	209	1,069
Consumer	—	—	1	176	—
Other	—	—	—	—	—

Total charge-offs	345	1,148	1,540	617	1,837

Recoveries:
Residential real estate:
Mortgage	1	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	57	39	—
Commercial real estate	—	—	—	—	—
Construction and land development	15	43	5	375	10
Consumer	—	21	—	—	—
Other	—	—	—	—	—

Total recoveries	16	64	62	414	10

Net charge-offs	329	1,084	1,478	203	1,827
Provision for loan losses charged to expense	1,643	1,593	1,623	1,102	2,227

Allowance for loan losses at end of period	$8,518	7,204	6,695	6,550	5,651

As a percent of year to date average loans:
Net charge-offs	0.05%	0.22	0.36	0.05	0.52
Provision for loan losses	0.25	0.32	0.40	0.29	0.63
Allowance for loan losses as a percentage of:
Year-end loans	1.23	1.26	1.47	1.65	1.51
Non-performing assets	238	203	97	144	69

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at December 31, 2014.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees.

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
	(Dollars in Thousands)
Residential real estate:
Mortgage	$1,402	15.97%	$1,331	16.41%	$1,265	16.06%	$1,152	17.53%	$1,143	16.87%
Multi-family	141	1.63	37	0.52	24	0.43	106	2.13	91	1.93
Commercial and industrial	2,756	33.95	1,995	29.72	1,557	28.53	1,466	29.94	1,482	32.17
Commercial real estate	3,141	39.01	2,754	41.11	2,103	40.40	1,565	35.49	1,593	34.30
Construction and land development	875	8.47	997	11.75	1,687	13.64	2,123	13.77	1,273	13.22
Consumer	119	0.85	61	0.33	29	0.40	30	0.47	43	0.94
Other	84	0.12	29	0.16	30	0.54	108	0.67	26	0.57

Total allowance for loan losses	$8,518	100.00%	$7,204	100.00%	$6,695	100.00%	$6,550	100.00%	$5,651	100.00%

Cash Surrender Value of Bank-Owned Life Insurance

At December 31, 2014, we maintained investments of $20.0 million in bank-owned life insurance policies as protection against the loss of key employees, as compared to $16.0 million and $15.5 million at December 31, 2013 and 2012, respectively. Two new single premium whole life insurance policies totaling $3.5 million were purchased during the fourth quarter of 2014. Our tax equivalent yield on these products was 4.59%, 5.42%, and 5.03% for the years ending December 31, 2014, 2013 and 2012, respectively.

Deferred Tax Asset

We had a net deferred tax asset of $7.4 million as of December 31, 2014 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets as of December 31, 2014 compared to $9.7 million and $8.4 million as of December 31, 2013 and 2012, respectively, is primarily a result of changes in the net unrealized gains/loss on securities available-for-sale and the usage of our net operating loss carry forward.

Deposits

The principal funding source for our asset growth is client deposits. We offer a competitive array of deposit and commercial treasury services, including checking, savings, money market and time deposit accounts, very similar to many competitors in the market place. Our business model has a heavy emphasis on banking small and medium size commercial operating companies, local not-for-profit organizations and middle market real estate developers. Accordingly, we have a heavy emphasis on commercial checking accounts as a key, low cost funding source. We offer participation in the Certificate of Deposit Account Registry Service, or CDARs, through our membership with Promontory Interfinancial Network. This enables our Bank to provide deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit in order to attract and retain large businesses, non-profit organizations and individuals who require an additional assurance of safety. The option to keep deposits on the balance sheet or, with customer permission, to sell such deposits (just the funding, not the relationship) to other members of the Promontory Interfinancial Network in exchange for fee income is decided based on liquidity management needs.

We promote electronic banking services by providing them to our clients without charge. These services include on-line bill pay, remote deposit capture, mobile banking and free ATM usage.

The following table presents the average balance and average rate paid on deposits for each of the following categories for the years ended December 31, 2014, 2013 and 2012:

	Average for Year Ended December 31		Average for Year Ended December 31		Average for Year Ended December 31
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Types of Deposits:	(Dollars in Thousands)
Non-interest bearing demand deposits	$167,959	0.00%	$116,509	0.00%	$79,576	0.00%
Interest bearing demand deposits	50,208	0.40	31,751	0.45	25,691	0.44
Money market accounts	396,949	0.44	368,152	0.52	287,256	0.64
Savings accounts	9,353	0.13	6,356	0.15	4,194	0.18
Time deposits, less than $100,000	74,829	0.77	79,776	0.61	72,540	1.19
Time deposits, $100,000 and over	15,851	1.31	14,165	1.41	12,144	1.67
CDARs	56,855	0.62	32,487	0.90	41,977	1.40

Total deposits	$772,004	0.40%	$649,196	0.47%	$523,378	0.69%

Total average deposits for the year ended December 31, 2014 were $772.0 million, an increase of $122.8 million, or 18.9%, over total average deposits of $649.2 million for the year ended December, 31, 2013. Our intentional focus on demand deposits has resulted in an increase in average balances of $51.5 million, or 44.2%, in non-interest bearing demand deposits and an increase of $18.5 million, or 58.1%, in interest bearing demand deposits when comparing the average for the year ended December 31, 2014 to December 31, 2013. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and CDARs and into money market accounts, even as we have continued to lower the interest rates on these deposits.

Total average deposits for the year ended December 31, 2013 were $649.2 million, an increase of $125.8 million, or 24.0%, over total average deposits of $523.4 million for the year ended December 31, 2012. Average non-interest bearing deposits increased by $36.9 million, or 46.4%, from $79.6 million for the year ended December 31, 2012 to $116.5 million for the year ended December 31, 2013.

The following table presents the maturities of our certificates of deposit as of December 31, 2014 and 2013.

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2014
Maturity
Three months or less	$39,151	15,454	54,605
Over three through six months	16,966	3,636	20,602
Over six months through one year	19,785	8,740	28,525
Over one year	18,592	38,769	57,361

Total	$94,494	66,599	161,093

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2013
Maturity
Three months or less	$11,450	18,616	30,066
Over three through six months	23,796	9,359	33,155
Over six months through one year	7,387	9,035	16,422
Over one year	14,732	29,445	44,177

Total	$57,365	66,455	123,820

Borrowed Funds

Our Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of December 31, 2014, 2013 and 2012 we had $55.0 million, $55.0 million and $29.0 million, respectively, in long-term notes outstanding at a weighted average interest rate of 0.80%, 0.70% and 1.35% respectively. As of December 31, 2014, our Bank is eligible to use the Federal Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $178.1 million. As of December 31, 2014, 2013 and 2012, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $200.3 million have been pledged as collateral for the advances.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Thousands)
Average daily amount of short-term borrowings outstanding during the period	$20,181	14,259	8,609
Weighted average interest rate on average daily short-term borrowings	0.40%	0.18	0.22
Maximum outstanding short-term borrowings outstanding at any month-end	$57,335	39,530	19,343
Short-term borrowings outstanding at period end	$19,785	39,530	10,000
Weighted average interest rate on short-term borrowings at period end	0.24%	0.28	0.25

Subordinated Debt

On December 29, 2014 we issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an interest rate of 6.75% as of December 31, 2014. There were no Subordinated Notes outstanding as of December 31, 2013 and 2012.

For a description of Subordinated Debt see Note 17 to “Notes to Consolidated Financial Statements.”

Stockholders’ Equity

Stockholders’ equity increased $9.2 million to $91.6 million at December 31, 2014 from $82.4 million at December 31, 2013. The increase in stockholders’ equity resulted from net income of $5.4 million, $3.2 million of other comprehensive income and $0.5 million in additional paid-in-capital related to stock compensation expense as of December 31, 2014.

Our charter authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, no par value. Shares of preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. Our board of directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted and Treasury announced the creation of the Troubled Asset Relief Program Capital Purchase Program (CPP). On February 27, 2009, we entered into a Letter of Agreement with Treasury pursuant to which, among other things, we sold to Treasury for an aggregate purchase price of $7.4 million, 7,400 shares of Fixed Rate Cumulative Perpetual Preferred Stock-Series A and a warrant to purchase up to 370 shares of Fixed Rate Cumulative Perpetual Preferred Stock-Series B. The warrant was exercised by Treasury concurrent with the issuance of the Series A Preferred Stock to Treasury.

On September 15, 2011, we redeemed all of our outstanding shares of our Series A Preferred Stock and our Series B Preferred Stock originally issued to Treasury under the CPP for approximately $7.8 million, which included accrued dividends. Concurrently, we entered into a Securities Purchase Agreement (Purchase Agreement) with Treasury, pursuant to which we issued 18,950 shares of our Series C Preferred Stock having a liquidation amount per share of $1,000, for a total purchase price of $18.95 million. The Purchase Agreement was entered into, and Series C Preferred Stock issued, pursuant to the SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets less than $10 billion. We contributed $18.14 million of the purchase price to our Bank which has used the proceeds to acquire and hold investment securities.

Our Series C Preferred Stock qualified as Tier 1 capital in accordance with regulatory capital requirements and ranked senior to our common shares. On March 2, 2015, the Company redeemed all 18,950 outstanding shares of the Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Company has $98,000 and $58,000 in allowance for off-balance sheet exposures as of December 31, 2014 and 2013, respectively.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, credit card arrangements and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we use for on-balance sheet instruments.

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(In Thousands)
Commitments to extend credit	$179,478	125,864	123,032
Standby letters of credit	10,074	3,048	1,953

Total	$189,552	128,912	124,985

The following table details commitments and standby letters of credit by maturity at December, 31, 2014:

	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total

	(In Thousands)
Residential real estate:
Mortgage	$1,445	15,345	28,575	45,365
Multi-family	—	—	—	—
Commercial and industrial	54,916	38,367	1,176	94,459
Commercial real estate	447	8,140	100	8,687
Construction and land development	18,798	9,252	7,033	35,083
Consumer	3,371	11	9	3,391
Other	1,793	774	—	2,567

Total Loans	$80,770	71,889	36,893	189,552

Commitments to extend credit beyond current fundings are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year or less of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2014. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
December 31, 2014
Contractual Obligations (1):
Deposits without a stated maturity	$642,079	—	—	—	—
Certificates of deposit (2)	161,093	103,732	51,110	6,251	—
Federal funds purchased	4,485	4,485	—	—	—
Subordinated debt	20,000	—	—	—	20,000
Other borrowings	70,300	39,300	31,000	—	—
Operating lease commitments	21,368	2,277	4,105	3,831	11,155

Total	$919,325	149,794	86,215	10,082	31,155

(1)	Excludes interest.
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Asset and Liability Management

The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Asset Liability Management Committee, or ALCO, of our Bank’s board of directors has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our ALCO quarterly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of our company.

Our management and our board of directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit our exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows.

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate earnings at risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows. In addition to the instantaneous parallel rate shifts, we also model unique shifts in the yield curve to understand the impact to earnings and capital. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

Our ALCO is charged with monitoring our liquidity and funds position. Our ALCO regularly reviews the loans-to-deposits ratios and average maturities for certain categories of liabilities. Our ALCO uses a computer model to analyze the maturities of rate-sensitive assets and liabilities. See “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2014 and 2013, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The liability sensitivity present at the 100, 200 and 300 bps increment levels is primarily attributable to a higher level of nonmaturing deposits repricing faster than our loan and investment portfolio. Material assumption changes were made to our model at June 30, 2014, after a deposit study and migration analysis. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

Each of the below analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.

In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. Our ALCO reviews each of the below interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful. At December 31, 2014, the -5.5% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2013 of -19.2% for a 200 basis point rate change due to the deposit study results and subsequent model assumption changes made in June 2014.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At December 31, 2014			At December 31, 2013
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$146,577	142,731	138,480	$108,905	97,110	87,974
Actual dollar change	—	(3,846)	(8,097)	—	(11,795)	(20,931)
Percent change	—	(2.62)%	(5.52)	—	(10.83)%	(19.22)

The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.

The following chart presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of December 31, 2014 and 2013 on a static balance sheet.

	Change in Net Interest Income
	At December 31, 2014			At December 31, 2013
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	-3.9%	-5.5	-6.8	-3.7%	-4.4	-3.9
Year 2	-4.5%	-7.2	-10.4	-3.3%	-3.1	-2.2

Our ALCO develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts and conducts a quarterly analysis of the rate sensitivity position using growth balance sheet projections with several possible rate path scenarios in order to gain a more realistic view of future interest rate risks. The results of the analysis and resulting strategies are reported to our board of directors.

Liquidity and Capital Adequacy

Liquidity

Liquidity is a bank’s capacity to meet its current cash and collateral obligations. Maintaining an adequate level of liquidity depends on the bank’s ability to efficiently meet both expected and unexpected cash flow and collateral needs without adversely affecting either daily operations or the financial condition of the bank. The factors that determine liquidity are:

•	reliability and stability of core deposits;

•	cash flow structure and pledging status of investments; and

•	potential for unexpected loan demand.

We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2014, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $238.4 million. Additionally, as of December 31, 2014, we had available to us approximately $85.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of December 31, 2014, our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:
Total capital to risk weighted assets	$118,118	14.00%	$67,505	8.0%	$84,381	10.00%
Tier 1 capital to risk weighted assets	89,600	10.62%	33,752	4.0%	50,628	6.0%
Tier 1 capital to average assets	89,600	9.21%	38,916	4.0%	N/A	5.0%

At December 31, 2013:
Total capital to risk weighted assets	$85,424	12.52%	$54,601	8.0%	$68,251	10.00%
Tier 1 capital to risk weighted assets	78,220	11.46%	27,300	4.0%	40,950	6.0%
Tier 1 capital to average assets	78,220	9.12%	34,319	4.0%	N/A	5.0%

For a description of capital ratios see Note 10 to “Notes to Consolidated Financial Statements.”

On February 9, 2015, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 registering the shares of our common stock. On February 13, 2015, we completed the initial public offering of 2,500,000 shares of our common stock. Of the 2,500,000 shares sold, 1,324,265 shares were sold by us and 1,175,735 shares were sold by certain selling shareholders. In addition, on February 23, 2015, we sold an additional 219,390 shares of common stock to cover the exercise of the underwriter’s over-allotment option and the selling shareholders sold an additional 155,610 shares of common stock to cover the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $14.6 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Impact of Inflation

Our consolidated financial statements and related data presented herein have been prepared in accordance with U.S. GAAP which requires the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

Adoption of Recent Accounting Pronouncements

New accounting standards are discussed in Note 1 to “Notes to Consolidated Financial Statements.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the section “Quantitative and Qualitative Disclosures about Market Risk” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Avenue Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Avenue Financial Holdings, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Financial Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

March 30, 2015

Nashville, Tennessee

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

Years ended December 31, 2014 and 2013

	2014	2013
Assets
Cash and due from banks	$17,765,493	12,416,992
Federal funds sold	—	206

Cash and cash equivalents	17,765,493	12,417,198
Interest-bearing deposits in banks	210,754	2,319,754
Securities available-for-sale, at fair value	220,461,939	257,797,224
Securities held-to-maturity (fair value of $2,837,721 and $2,780,757 as of December 31, 2014 and 2013, respectively)	2,716,908	2,725,537
Mortgage loans held-for-sale	27,237,457	4,986,011
Loans, net of deferred fees	693,907,951	573,430,381
Less allowance for loan losses	(8,517,744)	(7,204,201)

Net loans	685,390,207	566,226,180

Accrued interest receivable	2,389,997	2,413,364
Federal Home Loan Bank stock, at cost	2,924,400	2,674,100
Premises and equipment, net	3,280,186	3,925,103
Other real estate owned	3,375,811	3,451,356
Deferred tax assets	7,377,355	9,749,988
Cash value of company owned life insurance	20,035,752	16,041,387
Goodwill	2,966,063	2,966,063
Other assets	2,657,381	1,884,835

Total assets	$998,789,703	889,578,100

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$170,647,052	142,259,415
Interest-bearing demand deposits	55,652,417	51,629,242
Savings and money market accounts	415,779,182	388,085,764
Time	161,092,912	123,819,701

Total deposits	803,171,563	705,794,122

Accrued interest payable	169,913	134,112
Federal funds purchased	4,485,093	15,280,142
Federal Home Loan Bank advances	70,300,000	79,250,000
Subordinate debt	20,000,000	—
Other liabilities	9,047,027	6,702,056

Total liabilities	907,173,596	807,160,432

Stockholders’ equity:
Preferred Stock, no par value; 10,000,000 shares authorized, Series C, senior noncumulative perpetual preferred stock; 18,950 issued and outstanding at December 31, 2014 and 2013	18,950,000	18,950,000
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 8,636,682 and 8,567,912 shares at December 31, 2014 and 2013, respectively	75,407,157	75,407,157
Additional paid-in-capital	1,325,445	783,499
Accumulated deficit	(1,581,649)	(7,004,696)
Accumulated other comprehensive loss	(2,484,846)	(5,718,292)

Total stockholders’ equity	91,616,107	82,417,668

Total liabilities and stockholders’ equity	$998,789,703	889,578,100

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Interest and dividend income:
Loans, including fees	$28,180,810	21,995,645	18,638,244
Taxable securities	3,861,085	3,852,271	3,186,268
Tax-exempt securities	861,048	1,072,772	897,767
Federal Funds sold and other	120,317	139,740	165,256

Total interest and dividend income	33,023,260	27,060,428	22,887,535

Interest expense:
Deposits	3,107,846	3,050,824	3,601,964
Other borrowings	660,818	509,056	1,285,453

Total interest expense	3,768,664	3,559,880	4,887,417

Net interest income	29,254,596	23,500,548	18,000,118

Provision for loan losses	1,642,975	1,592,906	1,623,242

Net interest income after provision for loan losses	27,611,621	21,907,642	16,376,876

Noninterest income:
Customer service fees	2,313,085	1,919,763	1,720,365
Mortgage banking fees, net of commissions	979,169	1,939,265	2,487,277
Increase in cash surrender value of life insurance	494,365	565,130	506,059
Net gain on sale of loans	865,979	108,508	—
Net gain on sale of available-for-sale securities	11,917	522,294	1,079,131

Total noninterest income	4,664,515	5,054,960	5,792,832

Noninterest expenses:
Salaries and employee benefits	13,958,072	11,738,817	10,013,123
Equipment and occupancy	3,391,050	3,366,601	3,087,552
Other real estate expense	(21,362)	89,169	297,587
Data processing	1,418,035	1,161,181	1,047,527
Advertising, promotion, and public relations	640,058	651,374	570,451
Legal and accounting	888,172	776,690	645,709
FDIC insurance and other regulatory assessments	740,860	616,816	547,836
Other expenses	3,111,098	2,158,592	2,206,667

Total noninterest expenses	24,125,983	20,559,240	18,416,452

Income before taxes	8,150,153	6,403,362	3,753,256

Income tax expense	2,537,606	2,421,022	1,022,796

Net income	5,612,547	3,982,340	2,730,460

Preferred stock dividends	(189,500)	(189,500)	(357,984)

Net income available to common stockholders	$5,423,047	3,792,840	2,372,476

Per share information:

Basic net income per common share available to common stockholders	$0.64	0.45	0.28

Diluted net income per common share available to common stockholders	$0.64	0.45	0.28

Weighted average common shares outstanding:
Basic	8,485,780	8,424,598	8,443,393

Diluted	8,539,121	8,424,598	8,443,393

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net income available to common stockholders	$5,423,047	3,792,840	2,372,476

Other comprehensive income, after tax:
Increase (decrease) in net gains on securities available-for-sale, net of deferred tax expense (benefit)	3,603,028	(7,044,135)	429,548
Increase (decrease) in net gains (losses) on derivatives, net of deferred tax benefit	(376,936)	—	—
Net gains on sale of investment securities reclassified out of other comprehensive income, net of deferred tax expense	7,354	322,308	665,932

Total other comprehensive income (loss), after tax	3,233,446	(6,721,827)	1,095,480

Comprehensive income (loss)	$8,656,493	(2,928,987)	3,467,956

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012

	Preferred stock	Common stock	Additional paid-in-capital	Accumulated deficit	Accumulated other comp. income (loss)	Total
Balances, December 31, 2011	$18,950,000	75,322,157	435,949	(13,170,012)	(91,945)	81,446,149
Stock-based compensation expense	—	—	145,612	—	—	145,612
Preferred stock dividends	—	—	—	(357,984)	—	(357,984)
Issuance of common stock	—	47,250	—	—	—	47,250
Restricted shares withheld for taxes	—	—	(12,003)	—	—	(12,003)
Net income	—	—	—	2,730,460	—	2,730,460
Other comprehensive income	—	—	—	—	1,095,480	1,095,480

Balances, December 31, 2012	$18,950,000	75,369,407	569,558	(10,797,536)	1,003,535	85,094,964
Stock-based compensation expense	—	—	268,572	—	—	268,572
Preferred stock dividends	—	—	—	(189,500)	—	(189,500)
Issuance of common stock	—	37,750	—	—	—	37,750
Restricted shares withheld for taxes	—	—	(54,631)	—	—	(54,631)
Net income	—	—	—	3,982,340	—	3,982,340
Other comprehensive loss	—	—	—	—	(6,721,827)	(6,721,827)

Balances, December 31, 2013	18,950,000	75,407,157	783,499	(7,004,696)	(5,718,292)	82,417,668
Stock-based compensation expense	—	—	587,111	—	—	587,111
Preferred stock dividends	—	—	—	(189,500)	—	(189,500)
Restricted shares withheld for taxes	—	—	(45,165)	—	—	(45,165)
Net income	—	—	—	5,612,547	—	5,612,547
Other comprehensive income	—	—	—	—	3,233,446	3,233,446

Balances, December 31, 2014	$18,950,000	75,407,157	1,325,445	(1,581,649)	(2,484,846)	91,616,107

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Operating activities:
Net income	$5,612,547	3,982,340	2,730,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan loss	1,642,975	1,592,906	1,623,242
Net amortization of securities	902,650	827,878	1,198,449
Amortization of deferred loan fees and cost	126,907	110,439	67,105
Stock-based compensation expense	587,111	268,572	145,612
Supplemental executive retirement plan expense	146,793	80,712	53,414
Deferred tax benefit	392,254	2,114,574	1,483,756
Increase in cash surrender value of life insurance contracts	(494,365)	(565,130)	(506,059)
Depreciation and amortization of premises and equipment	1,115,795	1,154,639	1,154,602
Gain on sale of available-for-sale securities	(11,917)	(522,294)	(1,079,131)
Gain on sale of loans, net	(865,979)	(108,508)	—
Mortgage loans held for sale:
Loans originated	(75,738,347)	(125,211,689)	(140,188,000)
Loans sold	76,080,052	131,857,682	134,944,824
(Increase) decrease in:
Accrued Interest receivable	23,367	(578,584)	(84,103)
Other assets	(697,001)	1,208,577	1,823,897
Increase (decrease) in:
Accrued interest payable	35,801	(5,011)	(107,390)
Other liabilities	1,587,359	(1,018,054)	84,454

Net cash provided by operating activities	10,446,002	15,189,049	3,345,132

Investing activities:
Net change in interest-bearing deposits in banks	2,109,000	974,000	1,334,246
Activity in available-for-sale securities:
Sales	40,606,153	17,433,729	73,815,162
Maturities, prepayments and calls	25,389,392	35,921,408	49,524,369
Purchases	(23,717,720)	(127,544,114)	(149,425,110)
Purchases of Federal Home Loan Bank Stock	(250,300)	(332,900)	(55,200)
Additions to premises and equipment, net of effects from disposals	(470,878)	(785,107)	(576,495)
Purchased of company owned life insurance	(3,500,000)	—	—
Increase in loans, net of collections	(142,661,081)	(118,537,677)	(61,710,141)

Net cash used in investing activities	(102,495,434)	(192,870,661)	(87,093,169)

Financing activities:
Net increase in deposits	97,377,441	114,953,731	108,437,970
Net change in federal funds purchased	(10,795,049)	15,280,142	—
Proceeds from Federal Home Loan Bank advances	128,000,000	79,750,000	34,700,000
Payments on Federal Home Loan Bank advances	(136,950,000)	(39,500,000)	(39,700,000)
Payments on securities sold under repurchase agreements	—	—	(10,000,000)
Proceeds from Subordinated debt offering	20,000,000	—	—
Forfeitures of common stock	(45,165)	(16,881)	(12,003)
Preferred stock dividends	(189,500)	(189,500)	(370,441)

Net cash provided by financing activities	97,397,727	170,277,492	93,055,526

Net (decrease) increase in cash and cash equivalents	5,348,295	(7,404,120)	9,307,489
Cash and cash equivalents, beginning of period	12,417,198	19,821,318	10,513,829

Cash and cash equivalents, end of period	$17,765,493	12,417,198	19,821,318

Supplemental cash flow information:
Cash paid during the year for interest	$3,732,863	3,564,891	4,994,807
Loans transferred to other real estate	1,521,000	2,927,264	384,000
Loans transferred to mortgage loans held-for-sale	22,593,000	—	—
Cash paid during the year for income taxes	2,025,000	555,000	160,000

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(1)	Summary of Significant Accounting Policies

(a)	Accounting Policies

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant accounting policies applicable to Avenue Financial Holdings, Inc. (the Corporation) and its wholly owned subsidiary, Avenue Bank (the Bank) (collectively, the Company) are summarized as follows.

(b)	Nature of Operations

The Company provides a variety of financial services to individuals and middle market businesses through its offices in middle Tennessee. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential real estate, commercial and industrial, commercial real estate, construction and consumer loans.

(c)	Basis of Consolidation

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)	Use of Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets, other real estate owned, and investment securities including other-than-temporary impairment.

(e)	Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within middle Tennessee. See note 3 for a discussion of lending activities and any significant concentrations by type. The Company does not have a significant concentration in any one industry or customer.

(f)	Cash and Cash Equivalents

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold, with original maturities within ninety days, are included in cash and cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

(g)	Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within five years and are carried at cost.

(h)	Securities Held-to-Maturity and Available-for-Sale

Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts. Estimated fair values for investment securities are based on quoted market prices obtained through third-party pricing services.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security. Realized gains and losses from the sale of securities are determined using the specific identification method, and are recorded on the trade date of the sale.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(i)	Other-than-Temporary Impairment (OTTI)

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. Management reviews securities on a quarterly basis to identify securities with continued declines in market value. For securities that have had a 20% decline in market value for a period of 12-months or longer an in-depth analysis is performed to determine if there is a credit loss. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. If management concludes that a decline in fair value of a security is temporary and, a full recovery of principal and interest is expected and it is not more likely than not that it will hold the security until full recovery is realized, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity. No securities met the establish criteria for evaluation for other-than-temporarily impaired as of December 31, 2014.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, the Company will consider selling the security, but will review each security on a case-by-case basis as these factors become known. As a result, other-than-temporary charges may be incurred as management’s intention related to a particular security changes.

The carrying values of the Company’s investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that OTTI charges may occur in the future. There is also a risk that OTTI charges may occur in the future if management’s intention to hold these securities to maturity and or recovery changes.

(j)	Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Loan origination fees for portfolio mortgage loans are deferred and recognized as an adjustment of the related loan yield using the effective interest method. When a mortgage loan is sold the unrecognized loan origination fee is recognized immediately. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses upon sale are recognized when legal title to the loans has been transferred to the purchaser and payments have been received. The Bank does not securitize mortgage loans and does not retain the servicing for loans sold.

(k)	Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial construction and real estate throughout middle Tennessee. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are generally reported at their outstanding principal balances net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued based on the outstanding principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method. At December 31, 2014 and 2013, net deferred loan fees of $876,000 and $749,000, respectively, were included in loans on the accompanying consolidated balance sheets. Sales of loan pools held in the loan portfolio are recognized immediately in the statement of income in net gains on sale of loans.

The accrual of interest on mortgage and commercial loans is discontinued at or before the point the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than when the loan becomes 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured with on time payments for six consecutive months.

The Company will consider any potential loss from commitments to extend credit and unused commitments and standby letters of credit, and will establish a .50% reserve on the balance of those commitments as a general loss liability that is separate for the Allowance.

(l)	Allowance for Loan Losses (Allowance)

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical loss experience in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In evaluating the adequacy of the allowance, the Bank also considers the results of their ongoing independent loan review process. This process is designed both to ascertain whether there are loans in the portfolio whose credit quality has weakened and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, and the independent loan reviewers. Relevant loan review results are incorporated into the loan impairment evaluations. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Bank’s allowance for loan losses and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

In addition to the independent loan review process, risk ratings, categorized as pass, special mention, substandard, impaired and doubtful impaired, are subject to continual review by the loan officer to determine that appropriate risk ratings are being utilized in our allowance process. Loans that do not have an assigned risk rating are monitor by loan officer by the past due status.

All of the above factors are utilized in the determination of the allowance which is composed of the results of two distinct impairment analyses pursuant to the provisions of both Accounting Standards Codification (ASC) 310-10-35 Receivables and ASC 450-20 Loss Contingencies as discussed below.

The first component of the allowance is a result of a loan-by-loan analysis of loans that have been specifically identified as impaired under ASC 310-10-35. This component relates to loans that are classified as either doubtful or substandard-impaired. For such loans, an allowance is established when the present value of expected future cash flows, the collateral value, less costs to sell, or the observable market price of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreements. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The second component of the allowance is intended to quantify the incurred but unidentified losses inherent in the performing loan portfolio and is guided by ASC 450-20. The general component covers nonspecifically identified as impaired loans and is based on the average annual charge-off rate plus qualitative adjustments multiplied by the loss

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

emergence period by loan segment. The Bank has analyze the charged-off loans for the look back period of 6 years, to calculate the time period from when initial deterioration in the borrower’s financial capacity to the time of charge-off to determine the loss emergence period. The loss emergence periods have been averaged and applied to the entire segment. Qualitative factors include internal and external qualitative and environmental factors such as prevailing economic conditions, changes in lending personnel experience, changes in lending policies and procedures, changes in the nature or volume of the loan portfolio and other influencing factors. These factors are subjective and do not lend themselves to exact mathematical calculations, however, objective data is used to evaluate the internal and external qualitative factors.

(m)	Other Real Estate Owned (OREO)

OREO represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by the Bank through loan defaults by customers. Upon its acquisition by the Bank, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance. Appraisals are obtained annually for all OREO properties, any declines in market value are taken as a charge against non-interest expense. Expense incurred to maintain OREO properties are expensed as incurred. Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. OREO is included on the balance sheet, with a carrying value of approximately $3.4 million and $3.5 million as of December 31, 2014 and 2013, respectively.

(n)	Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. FHLB stock is carried at cost, which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(o)	Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter, for leasehold improvements. The general range of estimated useful lives is 3 to 7 years for premises and 3 to 20 years for furniture, fixtures, and leasehold improvements.

(p)	Goodwill

Goodwill results from a business acquisition and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Goodwill is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that the asset may be impaired. The ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The Company performed our annual assessment as of December 31, 2014. The results of the qualitative assessment indicated that the fair value of the Bank’s reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

(q)	Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – but beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(r)	Derivative Instruments

In accordance with ASC 815, Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of the change. If a derivative contract is designated as a cash flow hedge the change in fair value is recorded in other comprehensive income.

(s)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses are included as a component of advertising, promotion, and public relations expense and totaled $277,000, $348,000 and $319,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(t)	Income Per Common Share

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders does not reflect the dilution that could potentially occur related to the periods presented if securities or other contracts to issue common stock were exercised or converted because to do so would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants, restricted share awards, and restricted share unit awards. For the years ended December 31, 2014, 2013, and 2012 respectively, approximately 285,000, 391,000 and 419,000 of antidilutive stock options were excluded from the diluted earnings per common share calculation under the treasury stock method as the strike price for an option is above the fair market value of a common share.

The following is a summary of the basic and diluted earnings per common share calculation for each of the years in the three-year period ended December 31, 2014:

	2014	2013	2012
Basic earnings per share calculation:

Numerator - Net income available to common stockholders	$5,423,047	3,792,840	2,372,476

Denominator – Weighted average common shares outstanding	8,485,780	8,424,598	8,443,393
Basic net income per common share available to common stockholders	$0.64	0.45	0.28

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$5,423,047	3,792,840	2,372,476

Denominator – Average common shares outstanding	8,485,780	8,424,598	8,443,393
Average diluted common shares outstanding	53,341	—	—

Weighted average common shares outstanding	8,539,121	8,424,598	8,443,393

Diluted net income per common share available to common stockholders	$0.64	0.45	0.28

(u)	Stock-Based Compensation

Stock-based compensation expense is recognized based on the fair value of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures and is recognized over the service period, which is typically the vesting period.

(v)	Income Taxes

The Company and its subsidiary file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. The Company remains open to audit under the statute of limitations by the Internal Revenue Service (IRS) for the years ended December 31, 2011 through December 31, 2014 and the state of Tennessee for the years ended December 31, 2011 through December 31, 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary and permanent differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion of the entire deferred tax asset will not be realized. The provision for income tax is the sum of the tax due or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

Management notes that existing levels of pretax earnings for financial reporting purposes are sufficient to generate the minimum amount of income to support the realization of deferred tax assets. In addition, management also expects future increases in profitability necessary to realize the deferred tax assets. Management concludes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets based on existing levels of pretax earnings for financial reporting purposes in addition to future increases in profitability.

(w)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). Currently, the Company’s other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit), unrealized gains and losses on derivatives, and net gains on sale of investment securities reclassified out of other comprehensive income.

(x)	Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and establishes required disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and increases the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

(y)	Restrictions on Cash and Amounts due from Banks

As of December 31, 2014, the Bank is required to maintain a $15.2 million balance on hand or with the Federal Reserve Bank.

(z)	Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.

(aa)	Subsequent Events

ASC Topic 855, Subsequent Events, as amended by ASU No. 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated events and transactions that occurred between December 31, 2014 and through date the consolidated financial statements were available to be issued, for possible recognition or disclosure in the consolidated financial statements. On February 13, 2015, the Company closed the initial public offering of its common stock, raising $14.6 million in net proceeds. On February 19, 2015 the Company entered into a new lease agreement for the Company’s headquarters. On March 2, 2015 the Company redeemed all 18,950 outstanding shares of preferred stock. On March 24, 2015 the Company entered into an interest rate swap agreement as part of the management of interest rate risk. During this period there were no other material recognizable subsequent events that required recognition or disclosures in the December 31, 2014 financial statements.

(bb)	New Accounting Pronouncements

In February 2013, the Federal Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides disclosure guidance on amounts reclassified out of other comprehensive income (loss) by component. The adoption did not have any impact on our financial results but has impacted our financial statement disclosure. For the years ended December 31, 2014, 2013 and 2012, the Company reclassified approximately $12,000, $522,000, and $1,079,000, respectively, from gain on sale of investment securities and approximately $5,000, 200,000, and $413,000, respectively, into income tax expense resulting in the investment securities gains, net of tax, reclassified out of other comprehensive income of approximately $7,000, 322,000, and $666,000, respectively.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment.

(2)	Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$14,492	5	240	14,257
State and municipal securities	38,688	646	90	39,244
Corporate notes	8,817	17	36	8,798
Mortgage-backed securities	159,530	799	2,166	158,163

	$221,527	1,467	2,532	220,462

Securities held-to-maturity:
State and municipal securities	$2,717	121	—	2,838

	$2,717	121	—	2,838

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$14,491	—	485	14,006
State and municipal securities	50,291	347	1,009	49,629
Corporate notes	11,011	16	173	10,854
Mortgage-backed securities	188,893	364	5,949	183,308

	$264,686	727	7,616	257,797

Securities held-to-maturity:
State and municipal securities	$2,726	55	—	2,781

	$2,726	55	—	2,781

Gross realized gains and (losses) were $530,000 and ($518,000) from security sales of $40.6 million in 2014 and $522,000 and $0 from security sales of $17.4 million in 2013, respectively. The Bank did not purchase any investments during 2014 or 2013 that were classified as held-to-maturity.

Expected maturities of mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. The amortized cost and estimated fair value of securities at December 31, 2014, by contractual maturity, are shown below (in thousands).

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,326	3,337	—	—
Due in one year to five years	32,946	32,828	—	—
Due in five years to ten years	17,486	17,588	1,509	1,568
Due after ten years	8,239	8,546	1,208	1,270
Mortgage-backed securities	159,530	158,163	—	—

	$221,527	220,462	2,717	2,838

Securities with an amortized cost of $24.0 million and $26.8 million and fair value of $24.1 million and $26.3 million at December 31, 2014 and 2013, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At December 31, 2014 and 2013, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities with unrealized losses as of December 31, 2014 and 2013, and the length of time they have been in continuous loss positions were as follows (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
As of December, 31 2014:
U.S. government agencies	$2,494	(5)	10,759	(235)	13,253	(240)
State and municipal securities	4,369	(19)	2,963	(71)	7,332	(90)
Corporate notes	2,222	(4)	4,553	(32)	6,775	(36)
Mortgage-backed securities	4,891	(21)	93,517	(2,145)	98,408	(2,166)

Total temporarily impaired	$13,976	(49)	111,792	(2,483)	125,768	(2,532)

As of December, 31 2013:
U.S. government agencies	$9,273	(217)	4,732	(268)	14,005	(485)
State and municipal securities	25,133	(951)	902	(58)	26,035	(1,009)
Corporate notes	6,831	(173)	—	—	6,831	(173)
Mortgage-backed securities	142,263	(5,422)	11,698	(527)	153,961	(5,949)

Total temporarily impaired	$183,500	(6,763)	17,332	(853)	200,832	(7,616)

As noted in the table above, at December 31, 2014, the Bank had unrealized losses of $2.5 million on $125.8 million of available-for-sale securities. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2014. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost. The decline in value of these securities is primarily attributable to interest rates and not credit losses.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(3)	Loans and Allowance for Loan Losses

The Bank has six loan segments for financial reporting purposes, residential real estate, commercial and industrial, commercial real estate, construction and land development, consumer, and other. The Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income, filed by the Company with the FDIC.

•	Residential real estate loans are classified into two categories based on the underlying collateral securing the loans. They consist of primarily of mortgage loans secured by 1-4 family residential properties including home equity lines of credit and multi-family properties secured primarily by apartment buildings.

•	Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.

•	Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage loans also include owner occupied commercial real estate which shares a similar risk profile to our commercial and industrial loan products.

•	Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. Construction loans can include interest reserve to carry the project through to completion. At December 31, 2014, $1.2 million was included in the loan balance for interest reserves.

•	Consumer loans include all loans issued to individuals not included in the residential real estate mortgage classification. Examples of consumer loans are automobile loans and personal lines of credit.

•	Other loans include all loans not included in the consumer classification, such as unsecured loans to religious organizations.

The following table summarizes the balance of loans outstanding by segment and class as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Residential real estate:
Mortgage	$110,929	94,238
Multi-family	11,310	2,964
Commercial and industrial	235,911	170,662
Commercial real estate	271,001	236,030
Construction and land development	58,843	67,483
Consumer	5,915	1,879
Other	875	923

Total loans	$694,784	574,179
Net deferred loan origination costs and fees	(876)	(749)
Less allowance for loan losses	(8,518)	(7,204)

Net loans	$685,390	566,226

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(a)	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired and doubtful impaired. As of December 31, 2014, approximately 86% of the loan portfolio was classified as a commercial loan type and was specifically assigned a risk rating. Pass rated loans include all loans other than those included in special mention, substandard, substandard-impaired and doubtful impaired, which are defined as follows:

•	Special mention loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Substandard loans are inadequately protected by the current worth and paying capacity of the borrower or the collateral pledged, if any. Assets so classified must have a well defined weakness or weaknesses that jeopardize collection of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans may be considered impaired, if in management’s judgment, the loan is either collateral dependent or the credit is weakened by the borrower’s financial condition.

•	Impaired loans have the traits of substandard loans; however, repayment of principal and interest is uncertain. The weaknesses of these loans make it more probable than not that repayment of principal and interest will not occur per contractual obligation.

The following tables present the loan balances by segment as well as risk rating category (in thousands):

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(1)	Total Loans
December 31, 2014
Residential real estate:
Mortgage	$108,325	—	—	108,325	2,604	110,929
Multi-family	11,310	—	—	11,310	—	11,310
Commercial and industrial	235,208	—	214	235,422	489	235,911
Commercial real estate	267,567	—	3,434	271,001	—	271,001
Construction and land development	58,158	—	—	58,158	685	58,843
Consumer	5,886	—	—	5,886	29	5,915
Other	875	—	—	875	—	875

	$687,329	—	3,648	690,977	3,807	694,784

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(2)	Total Loans
December 31, 2013
Residential real estate:
Mortgage	$91,414	—	186	91,600	2,638	94,238
Multi-family	2,964	—	—	2,964	—	2,964
Commercial and industrial	170,289	—	—	170,289	373	170,662
Commercial real estate	235,765	—	265	236,030	—	236,030
Construction and land development	65,163	—	1,580	66,743	740	67,483
Consumer	1,848	—	—	1,848	31	1,879
Other	923	—	—	923	—	923

	$568,366	—	2,031	570,397	3,782	574,179

(1)	Of the $3.8 million in impaired loans as of December 31, 2014, $695,000 were on non-accrual status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2013, $591,000 were on non-accrual status.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(b)	Impaired Loans

As of December 31, 2014 and 2013, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were evaluated for impairment due to management’s knowledge of certain facts surrounding the credit or due to the receipt of appraisals as needed on collateral dependent loans which caused the loan to be considered impaired. The principal balance of these impaired loans amounted to $3.8 million as of December 31, 2014 and 2013. The average balance of these loans for the year ended December 31, 2014 was $3.9 million as compared to $2.5 million for the twelve months ended December 31, 2013. For impaired loans that are on non-accrual status, at the date such loans were placed on non-accrual, the Bank reversed all previously accrued interest income against the current year earnings. The Bank reviews each loan on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of December 31, 2014 and 2013 including the recorded investment on the balance sheet and the unpaid principal balance is shown below (in thousands):

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized(1)
Impaired loans with no recorded allowance:
Commercial and industrial	$172	292	—	235	—

Total	172	292	—	235	—

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,604	2,619	130	2,629	100
Commercial and industrial	317	320	292	320	—
Construction and land development	685	685	79	713	29
Consumer	29	29	29	30	—

Total	3,635	3,653	530	3,692	129

Total impaired loans	$3,807	3,945	530	3,927	129

	At December 31, 2013			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized(1)
Impaired loans with no recorded allowance:
Commercial and industrial	$131	250	—	131	—

Total	131	250	—	131	—

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,638	2,651	189	1,417	60
Commercial and industrial	242	257	185	249	3
Construction and land development	740	740	81	656	24
Consumer	31	31	31	33	1

Total	3,651	3,679	486	2,355	88

Total impaired loans	$3,782	3,929	486	2,486	88

(1)	Includes income recognized in earning for impaired accruing loans only. All non-accrual loans did have any interest recognized in the years ended December 31, 2014 and 2013.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(c)	Non-accrual and Past Due Loans

As shown in the table below, the Bank had $8,000 and $0 loans past due 30 days or more that were not on non-accrual status as of December 31, 2014 and 2013, respectively. The tables below present past due balances at December 31, 2014 and 2013 by loan segment allocated between performing and impaired status (in thousands):

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired (1)	Total Loans
December 31, 2014
Residential real estate:
Mortgage	$—	—	—	108,325	2,604	110,929
Multi-family	—	—	—	11,310	—	11,310
Commercial and industrial	—	—	—	235,422	489	235,911
Commercial real estate	—	—	—	271,001	—	271,001

Construction and land development	—	—	—	58,158	685	58,843
Consumer	8	—	8	5,878	29	5,915
Other	—	—	—	875	—	875

	$8	—	8	690,969	3,807	694,784

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired (2)	Total Loans
December 31, 2013
Residential real estate:
Mortgage	$—	—	—	91,600	2,638	94,238
Multi-family	—	—	—	2,964	—	2,964
Commercial and industrial	—	—	—	170,289	373	170,662
Commercial real estate	—	—	—	236,030	—	236,030

Construction and land development	—	—	—	66,743	740	67,483
Consumer	—	—	—	1,848	31	1,879
Other	—	—	—	923	—	923

	$—	—	—	570,397	3,782	574,179

(1)	Of the $3.8 million in impaired loans as of December 31, 2014, $3.1 million were accruing and were not in past due status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2013, $3.2 million were accruing and were not in past due status.

At December 31, 2014 and 2013, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $695,000 and $591,000 at December 31, 2014 and 2013, respectively. At the date such loans were placed on non-accrual status, the Company reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $72,000 and $98,000 for the years ended December 31, 2014 and 2013, respectively.

(d)	Troubled Debt Restructurings (TDRs)

As part of the Bank’s ongoing risk management process, the Bank attempts to work with borrowers when necessary to extend or modify terms to better align with their current ability to repay. These extensions and modifications are made in

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a TDRs if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without modification of its debt. Generally, a concession is considered to be granted when the Bank is no longer expected to collect all amounts due at the original contractual rate subsequent to modification. Concessions could include reduction in interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, principal forgiveness or reduction of accrued interest. When evaluating for impairment, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of both of the above criteria is subjective in nature and management judgment is required when determining whether a modification should be classified as a TDR. As of December 31, 2014, 2013 and 2012 there were, $2.9 million, $3.0 million and $6.7 million, respectively, of TDRs that were performing as of their restructure date and which are accruing interest. The TDRs as of December 31, 2014 and 2013 were categorized as one mortgage loan and one construction and land development loan. The TDRs as of December 31, 2012 were categorized as 14 mortgage loans, 16 construction and land development loans and 4 commercial real estate loans. These TDRs are considered impaired loans pursuant to U.S. GAAP. There were no TDRs made during the years ended December 31, 2014 and 2013. The following table outlines the amount of each TDR categorized by loan segment made during the year ended December 31, 2012 (in thousands).

	December 31, 2014			December 31, 2013			December 31, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate:
Mortgage	—	—	—	—	—	—	14	1,372	1,364
Construction and land development							16	1,611	1,603
Commercial real estate	—	—	—	—	—	—	4	2,036	2,030

	—	—	—	—	—	—	34	5,019	4,997

Of the $3.0 million in loans reported as TDRs as of December 31, 2013, $73,000 were paid down during the year ended December 31, 2014. No TDRs were foreclosed upon or paid off during 2014. Of the $6.7 million in loans reported as TDRs as of December 31, 2012, $1.6 million were subsequently foreclosed upon during 2013, $764,000 were charged off, and $1.4 million were paid off during the year ended December 31, 2013. As of December 31, 2014 and 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed at the end of each calendar month. The allowance includes the following components: allowance for pools of commercial loans evaluated individually and allowance for pools of smaller balance homogeneous retail loans. The allowance factors applied to these pools are an estimate of incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions (including economic considerations). Additional factors that are considered by management in the determination of the level of the allowance are: past due experience, asset quality trends, known and inherent risks in the portfolio, the estimated value of any underlying collateral, industry and peer bank loan quality indications and other relevant factors.

Key components of the estimation process are as follows: (1) loans determined by management to be impaired are evaluated individually and specific allowances are determined based on the difference between the outstanding loan amount and the net realizable value of the collateral less estimated cost to sell (if collateral dependent) or the present value of expected future cash flows; (2) loans not considered to be individually impaired are segmented based on similar

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

credit risk characteristics and evaluated on a pool basis; (3) loss rates for the segments are calculated based on historical and estimated net charge offs, loss emergence period and are subject to adjustment by management, reflect current trends and conditions (including economic considerations).

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method (in thousands):

	Real Estate Mortgage	Real Estate Multi- family	Commercial and industrial	Commercial real estate	Construction and land development	Consumer	Other	Total Loans
December 31, 2014
Loans	$110,929	11,310	235,911	271,001	58,843	5,915	875	694,784
Loans individually evaluated for impairment	2,604	—	489	—	685	29	—	3,807
Loans collectively evaluated for impairment	108,325	11,310	235,422	271,001	58,158	5,886	875	690,977
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

December 31, 2013
Loans	$94,238	2,964	170,662	236,030	67,483	1,879	923	574,179
Loans individually evaluated for impairment	2,638	—	373	—	740	31	—	3,782
Loans collectively evaluated for impairment	91,600	2,964	170,289	236,030	66,743	1,848	923	570,397
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

The following table provides a roll forward of the allowance for loan losses from December 31, 2011 to December 31, 2014 by loan segment (in thousands):

	Residential Real- Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
Balances, December 31, 2011	$1,258	1,466	1,565	2,123	30	108	6,550

Charged-off loans	(43)	(258)	—	(1,238)	(1)	—	(1,540)
Recovery of previously charged-off loans	—	57	—	5	—	—	62
Provision for loan losses	74	292	538	797	—	(78)	1,623

Balances, December 31, 2012	1,289	1,557	2,103	1,687	29	30	6,695

Charged-off loans	(191)	—	(296)	(661)	—	—	(1,148)
Recovery of previously charged-off loans	—	—	—	43	21	—	64
Provision for loan losses	270	438	947	(72)	11	(1)	1,593

Balances, December 31, 2013	1,368	1,995	2,754	997	61	29	7,204

Charged-off loans	—	(226)	—	(119)	—	—	(345)
Recovery of previously charged-off loans	1	—	—	15	—	—	16
Provision for loan losses	(125)	633	377	782	1	(25)	1,643

Balances, December 31, 2014	$1,244	2,402	3,131	1,675	62	4	8,518

Balances, December 31, 2014
Allowance for loans individually evaluated for impairment	$130	292	—	79	29	—	530

Allowance for loans collectively evaluated for impairment	$1,114	2,110	3,131	1,596	33	4	7,988

Balances, December 31, 2013
Allowance for loans individually evaluated for impairment	$189	185	—	81	31	—	486

Allowance for loans collectively evaluated for impairment	$1,179	1,810	2,754	916	30	29	6,718

Balances, December 31, 2012
Allowance for loans individually evaluated for impairment	$380	194	—	861	—	—	1,435

Allowance for loans collectively evaluated for impairment	$909	1,363	2,103	826	29	30	5,260

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following table shows the allowance allocation by loan classification for accruing and impaired loans at December 31, 2014 and 2013 (in thousands):

	Accruing Loans		Impaired Loans		Total Allowance for Loan
	December 31	December 31	December 31	December 31	December 31	December 31
	2014	2013	2014	2013	2014	2013
Residential real estate	$1,114	1,179	130	189	1,244	1,368
Commercial and industrial	2,110	1,810	292	185	2,402	1,995
Commercial real estate	3,131	2,754	—	—	3,131	2,754
Construction and land development	1,596	916	79	81	1,675	997
Consumer	33	30	29	31	62	61
Other	4	29	—	—	4	29

	$7,988	6,718	530	486	8,518	7,204

(f)	Residential Lending

At December 31, 2014, the Company had approximately $27.2 million of mortgage loans held-for-sale compared to approximately $5.0 million at December 31, 2013. In December 2014, 52 portfolio residential mortgage loans totaling $22.6 million were identified as available-for-sale and transferred to mortgage loans held-for-sale. The inputs for the valuation of these assets are based on the anticipated sales prices of these loans as the loans are usually sold within a few weeks of their origination. The Bank generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower. The Bank sells loans to third-party investors on a loan-by-loan basis. Starting in 2014, the Bank began marketing bulk loan pools for sale. These loans are identified when originated and are marketed in bulk for sale. They are generally sold within four months. All of these loan sales transfer servicing rights to the buyer.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in the Bank’s geographic markets. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development (HUD) guidelines. Generally, loans sold to HUD are underwritten by the Bank while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale, however, the purchasers may have loan recourse rights for up to one year after the loan sale during which the Bank would be obligated to repurchase the loan if the borrower defaults during the recourse period. Also, the purchase agreements require the Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, the Bank is obligated to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

Based on information currently available, management believes that it does not have a material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

At December 31, 2014, the Company has $138.7 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(g)	Loans to Related Parties

Certain parties (principally directors and officers of the Corporation or the Bank, including their affiliates, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. These transactions did not involve more than the normal risk of collectability or present other unfavorable features. The activity for such loans is as follows (in thousands):

	2014	2013
Balance at January 1	$6,584	7,048
New loans	1,838	665
Repayments	(1,682)	(1,129)

Balance at December 31	$6,740	6,584

None of these loans to certain parties were charged off or considered impaired as of December 31, 2014 or 2013.

(4)	Premises and Equipment

Depreciation expenses, including amortization of leasehold improvements totaled $1.1 million for 2014 and $1.2 million for 2013 and are included in equipment and occupancy expenses. Following is a summary of premises and equipment as of December 31 (in thousands):

	Range of useful lives	2014	2013
Premises and equipment	3 to 7 years	$3,144	3,066
Furniture and fixtures	5 to 8 years	1,613	1,568
Leasehold improvements	7 to 20 years	6,358	6,326

		11,115	10,960

Less: accumulated depreciation and amortization		7,835	7,035

		$3,280	3,925

Real property for various banking offices is leased under noncancelable operating leases expiring through 2028. Total rental expense incurred under all operating leases amounted to $1.5 million and $1.5 million in 2014 and 2013, respectively and is included in equipment and occupancy expenses. The minimum future rental commitment as of December 31, 2014 under all noncancelable operating leases with initial terms of one year or more is as follows (in thousands):

Amount
2015	$2,277
2016	2,058
2017	2,047
2018	1,925
2019	1,906
Thereafter	11,155

Total	$21,368

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(5)	Deposits

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

Amount
2015	$103,732
2016	32,362
2017	18,748
2018	5,040
2019	1,211

Total	$161,093

Time deposits greater than $250,000 amounted to $9.57 million and $6.34 million at December 31, 2014 and 2013, respectively. The following table shows the scheduled maturities of time deposits, in denominations of $250,000 and less and those of denominations of greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

Denominations $250,000 and less	Balances	Weighted Avg. Rate
Three months or less	$54,353	0.51%
Over three but less than six months	19,602	0.58%
Over six but less than twelve months	21,980	0.79%
Over twelve months	55,592	0.98%

	$151,527	0.74%

Denominations greater than $250,000	Balances	Weighted Avg. Rate
Three months or less	$252	0.48%
Over three but less than six months	1,000	0.25%
Over six but less than twelve months	6,545	1.67%
Over twelve months	1,769	1.18%

	9,566	1.40%

Totals	$161,093	0.78%

Deposits from related parties held by the Bank amounted to $21.4 million and $33.4 million at December 31, 2014 and 2013, respectively. The Bank did not have any customers with greater than 5% of total deposits at December 31, 2014 and 2013.

(6)	Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes the framework for fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of the observable inputs that may be used to measure fair value. An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

•	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect management’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Unobservable inputs can be sensitive to changes that would cause a higher or lower fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective December 31, 2014 and 2013. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

(a)	Securities Available-for-Sale

Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs, market spreads, and cash flows or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models are used, securities are classified within Level 3 of the valuation hierarchy.

(b)	Derivatives

The carrying amount of interest rate swap agreements is based on the Bank’s pricing models that utilize observable market inputs. The Bank reflects these assets within Level 2 of the valuation hierarchy.

For purposes of potential valuation adjustments to its derivative positions, the Bank evaluates the credit risk of its counterparties as well as that of the Bank. Accordingly, the Bank has considered factors such as the likelihood of default by the Bank and its counterparties, its net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. The Bank also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Bank has not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Investment securities (AFS)
U.S. government agencies	$14,257	—	14,257	—
State & Municipals	39,244	—	39,244	—
Corporate notes	8,798	—	8,798	—
Mortgage-backed securities	158,163	—	158,163	—

Total investment securities available-for-sale	$220,462	—	220,462	—
Derivative assets	573	—	573	—

Total assets at fair value	$221,035	—	221,035	—

Derivative liabilities	$1,183	—	1,183	—

Total liabilities at fair value	$1,183	—	1,183	—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Investment securities (AFS)
U.S. government agencies	$14,006	—	14,006	—
State & Municipals	49,629	—	49,629	—
Corporate notes	10,854	—	10,854	—
Mortgage-backed securities	183,308	—	183,308	—

Total investment securities available-for-sale	$257,797	—	257,797	—
Derivative assets	956	—	956	—

Total assets at fair value	$258,753	—	258,753	—

Derivative liabilities	$956	—	956	—

Total liabilities at fair value	$956	—	956	—

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral less estimated selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized valuation criteria. Certain impaired loans were remeasured and reported at fair value less estimated selling costs through a specific valuation allowance allocation of the allowance for loan losses based upon either the discounted present value of projected cash flows or the fair value of the underlying collateral. As of December 31, 2014

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

and 2013, impaired loans with a carrying value of $3.8 million and $3.8 million, were reduced by specific valuation allowance allocations totaling $530,000 and $486,000 to a net reported fair value of $3.3 million and $3.3 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

Other Real Estate Owned

Other real estate is measured and reported at the lower of cost or fair value less estimated selling costs based on independent appraisals. As of December 31, 2014 and 2013, OREO was $3.4 million and $3.5 million, respectively. OREO is included in Level 3 of the valuation hierarchy.

In January 2010, the FASB updated ASC 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. Previous guidance only required transfer disclosures for Level 3 assets and liabilities. The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2014, there were no transfers between levels.

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and due from banks, federal funds sold, and interest-bearing deposits in banks

The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate their fair values due to their short-term nature.

Securities held-to-maturity

Fair values for securities held-to-maturity are based on quoted market prices. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs, market spreads, and cash flows or quoted prices of securities with similar characteristics.

Loans, net

The carrying values, reduced by estimated inherent credit losses, of variable rate loans and other loans with short-term characteristics are considered fair values. For other loans, the fair values are calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio. This method of estimating fair value does not incorporate the exit price/market participant concept of fair value prescribed by ASC 820-10 and generally produces a higher value than an exit approach/market participant approach. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

Mortgage loans held-for-sale

The inputs for valuation of these assets are based on the anticipated sales prices of these loans as the loans are usually sold within a few weeks to four months of their origination.

Deposits, Federal funds purchased, FHLB advances and subordinated debt

The fair values disclosed for demand deposits (e.g. interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The carrying value of variable rate FHLB advances and Federal funds purchased approximate their fair values based on their short-term nature. The fair value of certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are based on the discounted value of contractual cash flows, calculated using the discounted rate that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Off-balance sheet instruments

The fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credits do not represent a significant value to the Company until such commitments are funded.

The year end estimated fair values of financial instruments were as follows (in thousands):

	Carrying amount	Estimated fair value	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2014
Financial assets:
Cash and due from banks	$17,765	17,765	17,765	—	—
Federal funds sold	—	—	—	—	—
Interest-bearing deposits in banks	211	211	211	—	—
Securities held-to-maturity	2,717	2,838	—	2,838	—
Mortgage loans held-for-sale	27,237	27,463	—	27,237	—
Loans, net	685,390	690,380	—		690,380

Financial liabilities:
Deposits	803,172	746,602	—	—	746,602
Federal home loan bank advances	70,300	70,396	—	—	70,396
Federal funds purchased	4,485	4,485	—	4,485	—
Subordinated debt	20,000	19,999	—	—	—

Off-balance sheet instruments:
Commitments to extend credit	179,478	—	—	—	—
Standby letters of credit	10,074	—	—	—	—

	Carrying amount	Estimated fair value	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2013
Financial assets:
Cash and due from banks	$12,417	12,417	12,417	—	—
Federal funds sold	—	—	—	—	—
Interest-bearing deposits in banks	2,320	2,320	2,320	—	—
Securities held-to-maturity	2,726	2,781	—	2,781	—
Mortgage loans held-for-sale	4,986	4,986	—	4,986	—
Loans, net	566,226	568,059	—	—	568,059

Financial liabilities:
Deposits	705,794	706,124	—	—	706,124
Federal home loan bank advances	79,250	79,279	—	—	79,279
Federal funds purchased	15,280	15,280	—	15,280	—

Off-balance sheet instruments:
Commitments to extend credit	125,864	—	—	—	—
Standby letters of credit	3,048	—	—	—	—

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(7)	Income Taxes

The income tax expense consists of the following for the year ended December 31 (in thousands):

	2014	2013	2012
Income tax expense:
Current - Federal	$1,776	307	103
Current - State	370	—	—
Deferred - Federal	534	1,662	747
Deferred - State	(142)	452	173

Total income tax expense	$2,538	2,421	1,023

Differences between the statutory federal income tax rate of 34% and the effective tax rate are summarized as follows (in thousands):

	2014	2013	2012
Tax expense at statutory rate	$2,708	2,177	1,276
Increase (decrease) resulting from:
State taxes, net of federal benefit	215	299	173
Increase in cash surrender value of life insurance	(168)	(192)	(172)
Tax exempt interest on municipal securities	(277)	(347)	(340)
Bank owned life insurance surrender	—	171	—
Write-off non-qualified stock option deferred tax asset	—	188	—
Other, net	60	125	86

Total provision for income taxes	$2,538	2,421	1,023

The components of net deferred tax assets (liabilities) are as follows as of December 31 (in thousands):

	2014	2013	2012
Deferred tax assets:
Net operating loss carryforward	$—	498	3,062
Allowance for loan losses	3,261	2,759	2,564
Deferred compensation	1,556	1,499	1,468
Organizational costs	419	478	537
Stock compensation expense	—	—	218
Net unrealized (gain) on securities available-for-sale	362	2,342	(1,121)
Depreciation	871	642	588
Deferred loan fees	335	287	233
AMT credit carryforward	33	492	226
Other real estate writedowns and carrying costs	64	474	556
Other	476	279	71

Net deferred tax asset	$7,377	9,750	8,402

There are no federal or state tax loss carryovers as of December 31, 2014.

ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2014, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(8)	Commitments and Contingent Liabilities

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2014	2013
Commitments to extend credit and unfunded commitments	$179,478	$125,864
Standby letters of credit	10,074	3,048

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has $98,000 and $58,000 in allowance for off-balance sheet exposures as of December 31, 2014 and 2013, respectively.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at December 31, 2014 will not have a material impact on the Company’s financial statements.

(9)	Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

The Company has entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments, the Company also entered into offsetting positions in order to minimize risk. These swaps qualify as derivatives, but are not designated as hedging instruments.

Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and has no credit risk.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

A summary of interest rate swaps to facilitate customer transactions as of December 31, 2014 and 2013 is included in the following table (in thousands):

	Notional Amount	Estimated assets fair value	Estimated liability fair value
Interest rate swap agreements:
Pay fixed / Receive variable swaps – December 31, 2014	$12,699	573	573
Pay fixed / Receive variable swaps – December 31, 2013	31,386	956	956

As part of its activities to manage interest rate risk due to interest rate movements, the Company entered into three delayed interest rate swap agreements in June, August, and November 2014 to manage exposure to future interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The interest rate swap agreements were entered into to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. There were no derivative contracts of this type as of and for the year ended December 31, 2013. The terms of the individual contracts within the existing relationship at December 31, 2014 is as follows (in thousands).

					December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Liabilities	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$10,000	1 month LIBOR plus 35 basis points	2.99%	November 2015 - May 2021	$297	$183
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	2.98	May 2016 - May 2021	196	121
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	3.03	March 2017 - May 2021	118	73

	$30,000				$611	$377

(10)	Minimum Regulatory Capital Requirements

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2014, management believes the Corporation and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Corporation and the Bank’s category. Avenue Financial Holdings, Inc.’s and Avenue Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table (dollars in thousands).

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

	Actual		Minimum Capital Requirement		Minimum To Be Well- Capitalized
	Amount	Ratio	Amount		Amount	Ratio
At December 31, 2014:
Total capital to risk weighted assets
Avenue Bank	$98,118	11.80%	$66,503	8.0%	$83,129	10.00%
Avenue Financial	118,118	14.00%	67,505	8.0%	83,381	10.00%
Tier 1 capital to risk weighted assets
Avenue Bank	89,600	10.78%	33,252	4.0%	49,877	6.0%
Avenue Financial	89,600	10.62%	33,752	4.0%	50,628	6.0%
Tier 1 capital to average assets (*)
Avenue Bank	89,600	9.21%	38,916	4.0%	48,645	5.0%
Avenue Financial	89,600	9.21%	38,916	4.0%	N/A	5.0%

At December 31, 2013:
Total capital to risk weighted assets
Avenue Bank	$85,413	12.51%	$54,611	8.0%	$68,263	10.00%
Avenue Financial	85,424	12.52%	54,601	8.0%	68,251	10.00%
Tier 1 capital to risk weighted assets
Avenue Bank	78,209	11.46%	27,305	4.0%	40,958	6.0%
Avenue Financial	78,220	11.46%	27,300	4.0%	40,950	6.0%
Tier 1 capital to average assets (*)
Avenue Bank	78,209	9.12%	34,319	4.0%	42,899	5.0%
Avenue Financial	78,220	9.12%	34,319	4.0%	N/A	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.

(11)	Capital Stock

The Company’s charter authorizes 10,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted and the U.S. Department of the Treasury (Treasury) announced the Troubled Asset Relief Program Capital Purchase Program (CPP). On February 27, 2009, the Corporation entered into a Letter of Agreement with Treasury pursuant to which, among other things, the Corporation sold to Treasury for an aggregate purchase price of $7.4 million, 7,400 shares of Series A Preferred Stock and a warrant to purchase up to 370 shares of Series B Preferred Stock. The warrant was exercised by Treasury concurrent with the Series A Preferred Stock purchase.

On September 15, 2011, the Corporation redeemed all preferred shares the Company originally issued to Treasury under the CPP. The Corporation paid Treasury approximately $7.8 million, which included accrued dividends. Concurrently, the Company entered into a Securities Purchase Agreement (Purchase Agreement) with Treasury, pursuant to which the Company issued 18,950 shares of Senior Non Cumulative Perpetual Preferred Stock, Series C (Series C Stock), having a liquidation amount per share of $1,000, for a total purchase price of $18,950,000. The Corporation contributed $18.14 million of the purchase price to its wholly owned subsidiary, the Bank.

The Preferred Stock is entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, with the first dividend payment due January 1, 2012. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Preferred Stock is outstanding, based upon

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

changes in the level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement, by the Bank. Based upon the Bank’s level of QBSL over the baseline level calculated under Purchase Agreement terms (the Baseline), the dividend rate for the initial funding period was 1.4791557% and the first dividend period was one percent (1%). For the second through tenth dividend periods, the dividend may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL. In addition to the dividend, in the event the Bank’s level of QBSL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Corporation will be subject to a special lending incentive fee equal to 0.5% of the Liquidation Amount per share. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4  1⁄2) year anniversary of the original issue date, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) per annum based on the increase in QBSL as compared to the Baseline. After four and one half (4  1⁄2) years from issuance, the dividend rate will increase to nine percent (9%). The dividend rate for the second quarter of 2012 was adjusted to reflect the Company’s noncompliance with required annual certifications due to Treasury within ninety 90 days of fiscal year end. The adjusted amount was based on a maximum dividend rate of five percent (5%) (corresponding with zero QSBL growth) for the 80 days the Company was noncompliant in its submission of required annual certifications to Treasury.

The Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements. The Preferred Stock ranks senior to the Company’s common shares. The Bank is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Preferred Stock is nonvoting, other than class voting rights on matters that could adversely affect the Preferred Stock. In the event the Company misses five dividend payments, whether or not consecutive, the holder of the Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of one hundred percent (100%) of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator. On March 2, 2015, the Company redeemed all 18,950 outstanding shares of the Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Dividends. The Company has not paid any cash dividends on our common stock since inception; however, our growth plans may provide the opportunity for us to consider a dividend program at some point in the future. Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the TDFI, pay any dividends to the Corporation in a calendar year in excess of the total of the Bank’s net profits for that year plus the retained profits for the preceding two years. Our future dividend policy will depend on earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

(12)	Life Insurance Plans

The Bank has paid $16,364,000 to purchase single premium whole life insurance policies. These policies have face values totaling approximately $47 million. The cash surrender value of these policies is $20.0 million and $16.0 million as of December 31, 2014 and 2013, respectively. The cash values of these policies increased by $494,000 in 2014 and $565,000 in 2013, which has been recognized as noninterest income.

The Bank has entered into agreements with 30 current or former bank officers, under which the Bank purchased an insurance policy on the life of each officer. The Bank owns the cash surrender value of each policy and, by way of a split dollar arrangement, has agreed to endorse a portion of the death benefit over to the named beneficiary of the officer. The benefit will be paid directly by the insurance company to the beneficiary. The face values of these policies total approximately $47 million as of December 31, 2014. Since the Bank has no direct benefit obligation to these officers, no such accruals have been made on the Bank’s financial statements.

(13)	Supplemental Executive Retirement Plan

The Bank has entered into supplemental executive retirement agreements with three key executive officers. Under the agreements, upon separation from service on or after reaching age 65, annual benefits shall be distributed to the executive for the greater of: (i) 15 years; or (ii) the executive’s lifetime at an amount equal to 60% of the average base salary for the 60 full months immediately preceding separation from service.

If an executive’s employment is terminated voluntarily, prior to age 65, the annual benefit is an amount equal to 60% of the average base salary for the 60 full months immediately preceding separation from service. These benefits are fully vested.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The estimated present value of future benefits to be paid under the plan is being accrued over the respective service periods, with regards to the vesting periods above. The expense incurred and amount accrued for this plan for the years ended December 31, 2014 and 2013 approximated $147,000 and $81,000, respectively. At December 31, 2014 and 2013, included in other liabilities is $4.1 million and $3.9 million related to these agreements, respectively.

(14)	Stock Compensation Plans

Common Stock Options

Under the Corporation’s 2007 Stock Option Plan, the Corporation may grant options to its directors, officers, employees and consultants for up to 361,500 shares of common stock. Incentive stock options, nonqualified stock options and other awards may be granted under the Plan. The maximum term of an option is ten years. Vesting periods range from immediate to the date the Company achieves a cumulative net profit from the date of inception.

The Company accounts for such plans under ASC 718-20, Stock Compensation, and accordingly, during the two years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense based on fair value estimates using the Black-Scholes valuation model. For the years ended December 31, 2014, 2013 and 2012 the Company recognized $66,000, $57,000 and $59,000 of stock-based compensation expense related to stock options, respectively.

The fair value of options granted during 2014, 2013 and 2012 was computed using the following weighted average assumptions as of the grant date:

	2014	2013	2012
Exercise price per share	$10.00	$10.00	$10.00
Option period in years	10 years	10 years	10 years
Vesting period	5 years	5 years	5 years
Risk free interest rate	2.40%	1.66-2.20%	1.66-2.20%
Expected volatility	22.60%	22.60%	22.60%
Fair Value	$3.14	$1.97	$1.28

A summary of the status of the Corporation’s stock option plan is presented below:

	Number	Weighted-
		Average
		Exercise
		Price
Outstanding at December 31, 2012	429,000	$10.00
Granted (1)	5,000	—
Exercised	—	—
Exchanged for RSAs (2)	(113,500)	10.00
Forfeited	(27,500)	10.00

Outstanding at December 31, 2013	293,000	10.00
Granted (1)	4,000	10.00
Exercised	—	—
Forfeited	(13,500)	10.00

Outstanding at December 31, 2014	283,500	$10.00

Options exercisable at December 31, 2014	141,417	$10.00

(1)	These shares were issued to new employees and 50% vest on the third anniversary of the date of grant and 50% vest upon cumulative profitability.
(2)	These shares were exchanged for 14,861 shares of restricted stock awards, which are included in the table on the following page.

At December 31, 2014, options outstanding had a weighted average remaining contractual term of 4.20 years and no aggregate intrinsic value. As of December 31, 2014, there was approximately $35,000 of total unrecognized compensation costs related to unvested stock options granted under our equity incentive plan.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Restricted Stock Awards

Additionally, the Corporation administers multiple long-term incentive plans for its employees and non-employee directors which provide for the granting of restricted share awards and other performance based awards.

A total of 400,000 and 100,000 shares of our common stock are available under our employee plans and non-employee director plans, respectively. During the year ended December 31, 2014, the Company awarded 10,000 shares of restricted common stock to its non-employee directors and 69,500 to its employees. These awards typically vest in equal annual installments or cliff vest.

A summary of activity for unvested restricted share awards issued to non-employee directors for the year ended December 31 follows:

	Number	Grant Date Weighted Average Cost
Unvested at December 31, 2012	10,000	$6.50
Shares awarded (1)	10,000	7.50
Restrictions lapsed and shares released to directors	(2,500)	6.50

Unvested at December 31, 2013	17,500	7.07
Shares awarded (1)	10,000	8.50
Restrictions lapsed and shares released to directors	(5,000)	7.00
Forfeited	(2,250)	7.72

Unvested at December 31, 2014	20,250	$7.72

(1)	These shares were issued to non-employee directors and vest in equal annual installments on the first four anniversary dates of the grant.

A summary of activity for unvested restricted share awards issued to employees for the year ended December 31, 2014 follows:

	Number	Grant Date Weighted Average Cost
Unvested at December 31, 2012	—	$—
Shares awarded (1)	94,284	7.50
Restrictions lapsed and shares released to associates	(787)	7.50

Unvested at December 31, 2013	93,497	7.50
Shares awarded (1)	69,500	8.72
Restrictions lapsed and shares released to associates	(30,914)	8.07
Forfeited	(3,167)	8.13

Unvested at December 31, 2014	128,916	$8.00

(1)	These shares were issued to employees and vest in variable installments per applicable agreements.

For the years ended December 31, 2014, 2013 and 2012 the Company recognized $500,000, $157,000 and $16,000 of stock-based compensation expense related to restricted stock awards, respectively. As of December 31, 2014, there was approximately $810,000 of total unrecognized compensation costs related to unvested restricted stock awards. The Company anticipates issuing restricted stock awards to employees and directors in future years as a form of compensation.

(15)	Dividend and Net Asset Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

At December 31, 2014 and 2013, there were no retained earnings available for the payment of dividends. Accordingly, all of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2014 and 2013. Funds available for loans or advances by the Bank to the Corporation amounted to $8,993,206.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

All dividend payments to be paid in conjunction with the Preferred Stock were approved at the time the preferred stock was issued.

(16)	Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists the bank in the funding of the loan portfolio. The Bank had outstanding advances of $70.3 million at December 31, 2014. At December 31, 2014 the outstanding advances consisted of fixed rate putable advances and borrowings under the Cash Management Variable Rate Advance Program (CMA). The weighted average interest rate on all advances at December 31, 2014 was 0.68%. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $200.3 million have been pledged as collateral for the advances.

At December 31, 2014, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Amount	Interest Rates(1)
2015	$39,300	0.50	%(2)
2016	31,000	0.90%

Total	$70,300

Weighted average interest rate		0.68%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of December 31, 2014.
(2)	In February 2012, the Bank modified two FHLB advances totaling $14 million to lower the interest rates and extend the maturities. The modifications were not deemed substantially different from the original debt obligations and the early termination fees totaling $370,000 is included in interest expense and being amortized on a straight-line basis over the remaining term of the debt.

As of December 31, 2014, the Bank had accommodations which allow it to purchase Federal funds from its correspondent banks on an overnight basis at the prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2014 and 2013 the Bank had an outstanding balance owed to these correspondents of $4.5 million and $15.3 million, respectively under these arrangements.

As of December 31, 2014, the Bank is eligible to use the Federal Reserve discount window for short-term borrowings. Based on assets available for collateral as of that date, the Bank’s borrowing availability was approximately $178.1 million. As of December 31, 2014 and 2013, the Bank had no outstanding advances.

(17)	Subordinated Debt

On December 29, 2014 the Corporation issued fixed / floating rate subordinated notes, (Subordinated Notes), in an aggregate principal amount of $20 million in a private placement to qualified institutional buyers. The Subordinated Notes are due on December 29, 2024. The Subordinated Notes bear an interest rate, paid quarterly in arrears, that is fixed at 6.75% per annum until January 1, 2020, at which time the interest rate will be a floating rate equal to three-month LIBOR (as defined in the Subordinated Notes) plus 495 basis points. The Corporation may, at their option, beginning on January 1, 2020 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus accrued and unpaid interest to the date of redemption. Any

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

partial redemption will be made pro rata among all the holders. The Subordinated Notes will not otherwise be redeemable by the Corporation prior to maturity unless (1) a Tier 2 capital event or a tax event occurs (each as defined in the Subordinated Notes), or (2) if we are required to register as an investment company under the Investment Company Act of 1940. There is no sinking fund for the Subordinated Notes. The Subordinated Notes will not be convertible or exchangeable.

The terms of our Subordinated Notes prohibit us from declaring or paying any dividends or distributions on our capital stock or redeeming, purchasing, acquiring or making a principal payment on our Subordinated Notes, at any time when payment of interest on our Subordinated Notes has not been timely made and while any such accrued and unpaid interest remains unpaid. In addition, we granted the holders of the Subordinated Notes registration rights including, to promptly following this offering (and in any event within 90 days after consummation of the Company’s initial public offering), register the Subordinated Notes for the resale of the Subordinated Notes, as well as certain “piggyback” registration rights if we register any securities substantially similar to the Subordinated Notes.

The Company amortizes the debt issuance costs over the life of the Subordinated Notes and includes the amortization in other borrowings interest expense. There was no amortization of debt issuance costs for the year ended December 31, 2014.

The Company has complied with all covenants as of December 31, 2014.

At December 31, 2014, $20.0 million of Subordinated Notes were outstanding.

(18)	Condensed Financial Statements of Corporation

Condensed financial information of the Corporation as of December 31:

Balance Sheets

	2014	2013
Assets
Cash and due from banks	$18,857,528	10,745
Other assets	1,314,349	47,375
Investment in common stock of Avenue Bank	91,616,855	82,406,923

Total assets	$111,788,732	82,465,043

Liabilities and Stockholders’ Equity
Subordinate debt	$20,000,000	—
Other liabilities	172,625	47,375

Total liabilities	20,172,625	47,375
Stockholders’ equity	91,616,107	82,417,668

Total liabilities and stockholders’ equity	$111,788,732	82,465,043

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Statements of Income

	2014	2013	2012
Income:
Interest on investments	$—	—	—
Other	—	—	—

Total income	—	—	—

Operating expenses	11,493	—	—

Income before income taxes and equity in undistributed net income of the Bank	—	—	—
Applicable income tax provision (benefit)	—	—	—
Equity in undistributed net income of the Bank	5,624,040	3,982,340	2,730,460

Net income	5,612,547	3,982,340	2,730,460
Preferred stock dividends	(189,500)	(189,500)	(357,984)

Net income available to common stockholders	$5,423,047	3,792,840	2,372,476

Statement of Cash Flows

	2014	2013	2012
Cash flows from operating activities:
Net income	$5,612,547	3,982,340	2,730,460
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed net income of Avenue Bank	(5,624,040)	(3,982,340)	(2,730,460)
(Increase) decrease in other assets	(1,266,974)	—	12,458
Decrease in other liabilities	125,250	—	(12,458)

Net cash (used) provided by operating activities	(1,153,217)	—	—

Cash flows from financing activities:
Proceeds from Subordinated debt offering	20,000,000	—	—
Preferred stock dividends paid	(189,500)	(189,500)	(370,441)
Common stock dividends received	189,500	189,500	370,441

Net cash provided by financing activities	20,000,000	—	—

Net increase in cash and cash equivalents	18,846,783	—	—
Cash and cash equivalents, beginning of period	10,745	10,745	10,745

Cash and cash equivalents, end of period	$18,857,528	10,745	10,745

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

(19)	Quarterly Results of Operations (Unauditied)

Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2014 and 2013 are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2014
Interest income	$7,821	8,237	8,468	8,498
Interest expense	944	952	935	938

Net interest income	6,877	7,285	7,533	7,560
Provision for loan losses	860	549	(222)	456

Net interest income after provision for loan losses	6,017	6,736	7,755	7,104
Non-interest income	787	915	1,904	1,059
Non-interest expense	5,845	5,862	6,122	6,297
Income tax expense	288	555	1,122	573

Net income	671	1,234	2,415	1,293
Dividends on preferred shares	(47)	(48)	(47)	(48)

Net income available to common stockholders	$624	1,186	2,368	1,245

Per share information:
Basic net income per common share available to common stockholders	$0.07	0.14	0.28	0.15
Diluted net income per common share available to common stockholders	$0.07	0.14	0.28	0.14
Weighted average shares outstanding:
Basic	8,480,478	8,487,516	8,487,516	8,487,516

Diluted	8,480,478	8,487,516	8,528,926	8,540,857

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2013
Interest income	$6,256	6,566	6,857	7,381
Interest expense	867	876	893	923

Net interest income	5,389	5,690	5,964	6,458
Provision for loan losses	614	127	221	631

Net interest income after provision for loan losses	4,775	5,563	5,743	5,827
Non-interest income	1,389	1,475	1,286	905
Non-interest expense	4,920	4,835	5,328	5,476
Income tax expense	373	761	639	648

Net income	871	1,442	1,062	608
Dividends on preferred shares	(48)	(48)	(47)	(47)

Net income available to common stockholders	$823	1,394	1,015	561

Per share information:
Basic net income per common share available to common stockholders	$0.10	0.16	0.12	0.07
Diluted net income per common share available to common stockholders	$0.10	0.16	0.12	0.07
Weighted average shares outstanding:
Basic	8,452,474	8,452,474	8,452,474	8,452,597

Diluted	8,452,474	8,452,474	8,452,474	8,452,597

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, this information will be included in Avenue Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2015 under the headings “Corporate Governance,” “Election of Directors,” “Executive Management” and “Section 16A Beneficial Ownership Reporting Compliance “and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, this information will be included in Avenue Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2015 under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

In response to this Item, the information regarding security ownership of certain beneficial owners and management will be included in Avenue Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2015 under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, this information will be included in Avenue Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2015 under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, this information will be included in Avenue Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held June 16, 2015 under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, financial statements and financial statement schedules are furnished under Item 8. Financial Statements and Supplementary Data as a part of this report:

1.	Financial Statements

(i)	Report of Independent Registered Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2014

(iii)	Consolidated Statements of Income for the three years ended December 31, 2014

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014
(v)	Consolidated Statements of Changes in Stockholders Equity for the three years ended December 31, 2014

(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2014

(vii)	Notes to Consolidated financial statements

2.	Financial Statement Schedules. [All schedules have been omitted since the required information is either not applicable or is disclosed in the consolidated financial statements or related notes to such financial statements.]

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Charter of Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed on January 9, 2015)

3.2	Amended and Restated Bylaws of Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed on January 9, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our registration statement on Form S.1 filed February 6, 2015)

4.2	Small Business Lending Fund – Securities Purchase Agreement dated September 15, 2011 between the Secretary of the Treasury and Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-1 filed on January 9, 2015)

4.3	Investor Rights Agreement between First American Financial Holdings, Inc. and Goldman, Sachs & Co., dated February 15, 2007 (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-1 filed on January 9, 2015)

4.4	First American Financial Holdings Inc. Common Stock Placement Agreement with Keefe Bruyette & Woods, Inc., dated February 15, 2007 (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-1 filed on January 9, 2015)

4.5	Corporate Governance Agreement between Avenue Financial Holdings Inc. and Patriot Financial Partners II, L.P., dated January 16, 2015 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to our registration statement on Form S-1 filed on January 23, 2015)

10.1	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 filed on January 9, 2015)

10.2	2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed on January 9, 2015)

10.3	2012 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 filed on January 9, 2015)

10.4	Amended and Restated Employment Agreement between Avenue Financial Holdings, Inc. and Ronald L. Samuels (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 filed on January 9, 2015)

10.5	Amended and Restated Employment Agreement between Avenue Financial Holdings, Inc. and G. Kent Cleaver (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 filed on January 9, 2015)

10.6	Amended and Restated Employment Agreement between Avenue Financial Holdings, Inc. and E. Andrew Moats (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 filed on January 9, 2015)

10.7	Amended and Restated Employment Agreement between Avenue Financial Holdings, Inc. and Barbara J. Zipperian (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed on January 9, 2015)

10.8	Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007 (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1 filed on January 9, 2015)

10.9	Supplemental Executive Retirement Plan Agreement between Avenue Bank and Kent Cleaver, dated October 26, 2007 (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 filed on January 9, 2015)

10.10	Supplemental Executive Retirement Plan Agreement between Avenue Bank and Barbara Zipperian, dated October 19, 2007 (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1 filed on January 9, 2015)

10.11	Form of Note Purchase Agreement, dated as of December 22, 2014, by and between Avenue Financial Holdings, Inc. and the purchasers of Subordinated Notes (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1 filed on January 9, 2015)

10.12	Form of Avenue Financial Holdings Inc. Fixed/Floating Rate Subordinated Note, due 2024 (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on January 9, 2015)

21.1	Subsidiaries of Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our registration statement on Form S-1 filed on January 9, 2015)

31.1	Rule 13e-14(a) Certification of the Chief Executive Officer

31.2	Rule 13e-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

March 30, 2015

AVENUE FINANCIAL HOLDINGS, INC

By:	/s/ Barbara Zipperian

Its:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Samuels
Ronald L. Samuels	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2015

/s/ Barbara Zipperian
Barbara Zipperian	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2015

/s/ G. Kent Cleaver
G. Kent Cleaver	President, Director and Chief Operating Officer	March 24, 2015

/s/ Marty Dickens
Marty Dickens	Director	March 24, 2015

/s/ David G. Anderson
David G. Anderson	Director	March 24, 2015

/s/ Agenia Clark
Agenia Clark	Director	March 24, 2015

/s/ Joseph C. Galante
Joseph C. Galante	Director	March 24, 2015

/s/ Steve Moore
Steve Moore	Director	March 24, 2015

/s/ David Ingram
David Ingram	Director	March 24, 2015

/s/ Ken Robold
Ken Robold	Director	March 24, 2015

/s/ Patrick G. Emery
Patrick G. Emery	Director	March 24, 2015

/s/ Karen Saul
Karen Saul	Director	March 24, 2015

/s/ James F. Deutsch
James F. Deutsch	Director	March 24, 2015