Form 10-Q
period 2015-03-31
Avenue Financial Holdings, Inc.
filed 2015-05-14
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2015, Avenue Financial Holdings, Inc., had 10,227,340 shares of common stock outstanding.

AVENUE FINANCIAL HOLDINGS, INC.

REPORT ON FORM 10-Q

MARCH 31, 2015

Certain statements in this quarterly report on Form 10-Q contain forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART 1. FINANCIAL INFORMATION

ITEM 1.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$31,136,574	17,765,493
Interest-bearing deposits in banks	214,748	210,754
Securities available-for-sale, at fair value	218,118,191	220,461,939
Securities held-to-maturity (fair value of $2,830,932 and $2,837,721 as of March 31, 2015 and December 31, 2014, respectively)	2,714,706	2,716,908
Mortgage loans held-for-sale	33,484,272	27,237,457
Loans, net of deferred fees	716,252,963	693,907,951
Less allowance for loan losses	(8,669,356)	(8,517,744)
Net loans	707,583,607	685,390,207
Accrued interest receivable	2,318,186	2,389,997
Federal Home Loan Bank stock, at cost	3,320,400	2,924,400
Premises and equipment, net	3,123,566	3,280,186
Other real estate owned	2,807,201	3,375,811
Deferred tax assets	6,687,361	7,377,355
Cash surrender value of company owned life insurance	20,179,159	20,035,752
Goodwill	2,966,063	2,966,063
Other assets	2,304,530	2,657,381
Total assets	$1,036,958,564	998,789,703
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$200,316,324	170,647,052
Interest-bearing demand deposits	60,134,832	55,652,417
Savings and money market accounts	398,767,825	415,779,182
Time	156,665,732	161,092,912
Total deposits	815,884,713	803,171,563
Accrued interest payable	539,448	169,913
Federal funds purchased	2,716,360	4,485,093
Federal Home Loan Bank advances	99,300,000	70,300,000
Subordinated debt	20,000,000	20,000,000
Other liabilities	8,584,829	9,047,027
	947,025,350	907,173,596
Stockholders’ equity:
Preferred Stock, no par value; 10,000,000 shares authorized, Series C, senior noncumulative perpetual preferred stock; 0 and 18,950 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	18,950,000
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 10,227,340 and 8,636,682 shares at March 31, 2015 and December 31, 2014, respectively	89,947,978	75,407,157
Additional paid-in-capital	1,498,742	1,325,445
Accumulated deficit	(156,469)	(1,581,649)
Accumulated other comprehensive loss	(1,357,037)	(2,484,846)
Total stockholders’ equity	89,933,214	91,616,107
Total liabilities and stockholders’ equity	$1,036,958,564	998,789,703

See accompanying notes to consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$7,668,662	6,424,268
Investment securities	1,135,283	1,365,869
Federal Funds sold and other	30,132	30,421
Total interest and dividend income	8,834,077	7,820,558
Interest expense:
Deposits	761,386	755,940
Other borrowings	507,700	188,125
Total interest expense	1,269,086	944,065
Net interest income	7,564,991	6,876,493
Provision for loan losses	153,537	860,342
Net interest income after provision for loan losses	7,411,454	6,016,151
Noninterest income:
Customer service fees	670,530	615,848
Mortgage banking income from sales, net of commissions	205,267	37,545
Increase in cash surrender value of life insurance	143,407	119,742
Net gain on sales of bulk mortgage loans	236,473	-
Net gain on sale of available-for-sale securities	-	14,055
Total noninterest income	1,255,677	787,190
Noninterest expenses:
Salaries and employee benefits	3,914,018	3,494,759
Equipment and occupancy	839,813	890,849
Data processing	428,482	326,660
Advertising, promotion, and public relations	183,410	148,143
Legal and accounting	275,788	186,499
FDIC insurance and other regulatory assessments	192,457	179,325
Other real estate (income) expense	(40,190)	13,158
Other expenses	680,063	605,366
Total noninterest expenses	6,473,841	5,844,759
Income before taxes	2,193,290	958,582
Income tax expense	736,000	287,575
Net income	1,457,290	671,007
Preferred stock dividends	(32,110)	(47,375)
Net income available to common stockholders	$1,425,180	623,632

Per share information:
Basic net income per common share available to common stockholders	$0.15	0.07
Diluted net income per common share available to common stockholders	$0.15	0.07
Weighted average common shares outstanding:
Basic	9,319,312	8,480,478
Diluted	9,435,365	8,480,478

See accompanying notes to consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net income	$1,457,290	671,007
Other comprehensive income, after tax:
Increase in net gains on securities available-for-sale, net of deferred tax expense	1,638,513	1,615,101
Change in cash flow hedge, net of deferred tax benefit	(510,704)	-
Net gains on sale of investment securities reclassified out of other comprehensive income, net of deferred tax expense	-	8,673
Total other comprehensive income, after tax	1,127,809	1,623,774
Comprehensive income	$2,585,099	2,294,781

See accompanying notes to consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred stock	Common stock	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balances, December 31, 2013	$18,950,000	75,407,157	783,499	(7,004,696)	(5,718,292)	82,417,668
Stock based compensation expense	-	-	246,933	-	-	246,933
Preferred stock dividends	-	-	-	(47,375)	-	(47,375)
Restricted shares withheld for taxes	-	-	(45,165)	-	-	(45,165)
Net income	-	-	-	671,007	-	671,007
Other comprehensive income	-	-	-	-	1,623,774	1,623,774
Balances, March 31, 2014	$18,950,000	75,407,157	985,267	(6,381,064)	(4,094,518)	84,866,842

Balances, December 31, 2014	$18,950,000	75,407,157	1,325,445	(1,581,649)	(2,484,846)	91,616,107
Stock based compensation expense	-	-	173,297	-	-	173,297
Preferred stock dividends	-	-	-	(32,110)	-	(32,110)
Issuance of common stock	-	14,540,821	-	-	-	14,540,821
Redemption of preferred stock	(18,950,000)	-	-	-	-	(18,950,000)
Net income	-	-	-	1,457,290	-	1,457,290
Other comprehensive income	-	-	-	-	1,127,809	1,127,809
Balances, March 31, 2015	$-	89,947,978	1,498,742	(156,469)	(1,357,037)	89,933,214

See accompanying notes to consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$1,457,290	671,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	153,537	860,342
Net amortization of securities	224,752	241,867
Amortization of deferred loan fees and cost	(44,369)	(84,674)
Stock-based compensation expense	173,297	246,933
Supplemental executive retirement plan expense	77,500	35,640
Deferred tax benefit	(33,603)	(181,395)
Increase in cash surrender value of life insurance contracts	(143,407)	(119,742)
Depreciation and amortization of premises and equipment	246,915	295,593
Gain on sale of available-for-sale securities	-	(14,055)
Gain on mortgage loans sold, net	(441,740)	(37,545)
Mortgage loans held-for-sale:
Loans originated	(52,400,770)	(7,285,021)
Loans sold	46,595,695	9,672,175
(Increase) decrease in:
Accrued interest receivable	71,811	69,068
Other assets	921,461	104,154
Increase (decrease) in:
Accrued interest payable	369,535	19,667
Other liabilities	(816,519)	(209,802)
Net cash (used in) provided by operating activities	(3,588,615)	4,284,212

Investing activities:
Net change in interest-bearing deposits in banks	(3,994)	1,984,000
Activity in available-for-sale securities:
Sales	-	12,463,277
Maturities, prepayments and calls	6,901,078	7,468,699
Purchases	(2,651,653)	-
Purchases of Federal Home Loan Bank Stock	(396,000)	-
Additions to premises and equipment, net of effects from disposals	(90,295)	(11,301)
Increase in loans, net of collections	(22,302,568)	(66,001,295)
Net cash used in investing activities	(18,543,432)	(44,096,620)

Financing activities:
Net increase in deposits	12,713,150	32,250,603
Net change in federal funds purchased	(1,768,733)	18,055,101
Proceeds from Federal Home Loan Bank advances	58,300,000	86,250,000
Payments on Federal Home Loan Bank advances	(29,300,000)	(86,500,000)
Issuance (forfeitures) of common stock	14,540,821	(45,165)
Redemption of preferred stock	(18,950,000)	-
Preferred stock dividends	(32,110)	(47,375)
Net cash provided by financing activities	35,503,128	49,963,164
Net increase in cash and cash equivalents	13,371,081	10,150,756
Cash and cash equivalents, beginning of period	17,765,493	12,417,198
Cash and cash equivalents, end of period	$31,136,574	22,567,954

See accompanying notes to consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

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

(c)	Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three month period ended March 31, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s consolidated financial statements and related notes appearing in the 2014 Annual Report previously filed on Form 10-K.

(d)	Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets, other real estate owned, and investment securities including other-than-temporary impairment.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

(e)	Income Per Common Share

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders does not reflect the dilution that could potentially occur related to the periods presented if securities or other contracts to issue common stock were exercised or converted because to do so would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants, restricted share awards, and restricted share unit awards. For the period ended March 31, 2014, approximately 286,000 of antidilutive stock options were excluded from the diluted earnings per common share calculation under the treasury stock method as the strike price for an option is above the fair market value of a common share. There were no antidilutive stock options at March 31, 2015.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the basic and diluted earnings per common share calculation for each of the three months  ended March 31, 2015 and 2014:

	At or for the Three Months Ended
	March 31,
	2015	2014
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$1,425,180	623,632

Denominator – Weighted average common shares outstanding	9,319,312	8,480,478
Basic net income per common share available to common stockholders	0.15	0.07

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	1,425,180	623,632

Denominator – Average common shares outstanding	9,319,312	8,480,478
Average diluted common shares outstanding	116,053	-
Weighted average common shares outstanding	$9,435,365	8,480,478
Diluted net income per common share available to common stockholders	0.15	0.07
(f)	Cash Flow Information
Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2015 and 2014 was as follows:
	Three Months Ended
	March 31,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$883,417	957,447
Cash paid for income taxes	950,000	-

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$14,493	30	73	14,450
State and municipal securities	40,099	797	63	40,833
Corporate notes	8,767	59	-	8,826
Mortgage-backed securities	153,695	1,285	971	154,009
	$217,054	2,171	1,107	218,118
Securities held-to-maturity:
State and municipal securities	$2,715	116	-	2,831
	$2,715	116	-	2,831

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$14,492	5	240	14,257
State and municipal securities	38,688	646	90	39,244
Corporate notes	8,817	17	36	8,798
Mortgage-backed securities	159,530	799	2,166	158,163
	$221,527	1,467	2,532	220,462
Securities held-to-maturity:
State and municipal securities	$2,717	121	-	2,838
	$2,717	121	-	2,838

Gross realized gains and (losses) were $51,000 and $(37,000) from security sales of $12.5 million for the three months ended March 31, 2014.  There were no sales of securities during the three months ended March 31, 2015. The Bank did not purchase any investments during 2015 or 2014 that were classified as held-to-maturity.

Expected maturities of mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. The amortized cost and estimated fair value of securities at March 31, 2015, by contractual maturity, are shown below (in thousands).

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,958	4,987	-	-
Due in one year to five years	31,805	31,977	-	-
Due in five years to ten years	17,506	17,816	1,508	1,566
Due after ten years	9,090	9,329	1,207	1,265
Mortgage-backed securities	153,695	154,009	-	-
	$217,054	218,118	2,715	2,831

Securities with an amortized cost of $25.8 million and $27.3 million and fair value of $26.0 million and $27.1 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At March 31, 2015 and December 31, 2014, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities with unrealized losses as of March 31, 2015 and December 31, 2014, and the length of time they have been in continuous loss positions were as follows (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss 12 months or longer		Total Investments with an Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
As of March 31, 2015:
U.S. government agencies	$-	-	4,927	(73)	4,927	(73)
State and municipal securities	2,641	(33)	1,976	(30)	4,617	(63)
Corporate notes	-	-	-	-	-	-
Mortgage-backed securities	12,621	(49)	65,627	(922)	78,248	(971)
Total temporarily impaired	$15,262	(82)	72,530	(1,025)	87,792	(1,107)

As of December, 31 2014:
U.S. government agencies	$2,494	(5)	10,759	(235)	13,253	(240)
State and municipal securities	4,369	(19)	2,963	(71)	7,332	(90)
Corporate notes	2,222	(4)	4,553	(32)	6,775	(36)
Mortgage-backed securities	4,891	(21)	93,517	(2,145)	98,408	(2,166)
Total temporarily impaired	$13,976	(49)	111,792	(2,483)	125,768	(2,532)

As noted in the table above, at March 31, 2015, the Bank had unrealized losses of $1.1 million on $87.8 million of available-for-sale securities. The Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2015. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost. The decline in value of these securities is primarily attributable to interest rates and not credit losses.

(3)	Loans and Allowance for Loan Losses

The Bank has six loan segments for financial reporting purposes, residential real estate, commercial and industrial, commercial real estate, construction and land development, consumer, and other. The Bank classifies its loan portfolio based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income, filed by the Bank with the Federal Deposit Insurance Corporation (FDIC).

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

•

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. Construction loans can include interest reserve to carry the project through to completion. At March 31, 2015, $600,000 was included in the loan balance for interest reserves.

•

Consumer loans include all loans issued to individuals not included in the residential real estate mortgage classification. Examples of consumer loans are automobile loans and personal lines of credit.

•	Other loans include all loans not included in the consumer classification, such as unsecured loans to religious organizations.

The following table summarizes the balance of loans outstanding by segment and class as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Residential real estate:
Mortgage	$103,728	110,929
Multi-family	13,480	11,310
Commercial and industrial	247,722	235,911
Commercial real estate	289,404	271,001
Construction and land development	54,515	58,843
Consumer	7,319	5,915
Other	916	875
Total loans	717,084	694,784
Net deferred loan origination costs and fees	(831)	(876)
Less allowance for loan losses	(8,669)	(8,518)
Net loans	$707,584	685,390
(a)	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired. As of March 31, 2015, approximately 75% of the loan portfolio assigned a risk rating. Pass rated loans include all loans other than those included in special mention, substandard and impaired, which are defined as follows:

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the loan balances by segment as well as risk rating category as of March 31, 2015 and December 31, 2014 (in thousands):

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(1)	Total Loans
March 31, 2015
Residential real estate:
Mortgage	$103,039	-	221	103,260	468	103,728
Multi-family	13,480	-	-	13,480	-	13,480
Commercial and industrial	247,158	-	214	247,372	350	247,722
Commercial real estate	285,999	-	3,405	289,404	-	289,404
Construction and land development	53,832	-	-	53,832	683	54,515
Consumer	7,283	-	-	7,283	36	7,319
Other	916	-	-	916	-	916
	$711,707	-	3,840	715,547	1,537	717,084

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(2)	Total Loans
December 31, 2014
Residential real estate:
Mortgage	$108,325	-	-	108,325	2,604	110,929
Multi-family	11,310	-	-	11,310	-	11,310
Commercial and industrial	235,208	-	214	235,422	489	235,911
Commercial real estate	267,567	-	3,434	271,001	-	271,001
Construction and land development	58,158	-	-	58,158	685	58,843
Consumer	5,886	-	-	5,886	29	5,915
Other	875	-	-	875	-	875
	$687,329	-	3,648	690,977	3,807	694,784
(1)	Of the $1.5 million in impaired loans as of March 31, 2015, $854,000 were on non-accrual status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2014, $695,000 were on non-accrual status.
(b)	Impaired Loans

As of March 31, 2015 and December 31, 2014, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were evaluated for impairment due to management’s knowledge of certain facts surrounding the credit or due to the receipt of appraisals which caused the loan to be considered impaired. The principal balance of these impaired loans amounted to $1.5 million as of March 31, 2015 and $3.8 million as of December 31, 2014, respectively. The average balance of these loans for the quarter ended March 31, 2015 was $1.7 million as compared to $3.9 million for the year ended December 31, 2014. At the date that impaired loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against the current year earnings. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of March 31, 2015 and December 31, 2014 including the recorded investment on the balance sheet and the unpaid principal balance is shown below (in thousands):

				Three Months Ended
	At March 31, 2015			March 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized(1)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$295	296	-	294	-
Commercial and industrial	131	250	-	250	-
Total	426	546	-	544	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	173	189	78	193	-
Commercial and industrial	219	223	219	234	-
Construction and land development	683	683	48	706	7
Consumer	36	36	36	38	-
Total	1,111	1,131	381	1,171	7

Total impaired loans	$1,537	1,677	381	1,715	7

				For the year ended
	At December 31, 2014			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized(1)
Impaired loans with no recorded allowance:
Commercial and industrial	$172	292	-	235	-
Total	172	292	-	235	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,604	2,619	130	2,629	100
Commercial and industrial	317	320	292	320	-
Construction and land development	685	685	79	713	29
Consumer	29	29	29	30	-
Total	3,635	3,653	530	3,692	129

Total impaired loans	$3,807	3,945	530	3,927	129

(1)

Includes income recognized in earnings for impaired accruing loans only. All non-accrual loans did not have any interest recognized in the three months ended March 31, 2015 and year ended December 31, 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(c)	Non-accrual and Past Due Loans

As shown in the table below, the Bank had $0 and $8,000 of loans past due 30 days or more that were not on non-accrual status as of March 31, 2015 and December 31, 2014, respectively. The tables below present past due balances at March 31, 2015 and December 31, 2014 and by loan segment allocated between performing and impaired status (in thousands):

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired (1)	Total Loans
March 31, 2015
Residential real estate:
Mortgage	$-	-	-	103,260	468	103,728
Multi-family	-	-	-	13,480	-	13,480
Commercial and industrial	-	-	-	247,372	350	247,722
Commercial real estate	-	-	-	289,404	-	289,404
Construction and land development	-	-	-	53,832	683	54,515
Consumer	-	-	-	7,283	36	7,319
Other	-	-	-	916	-	916
	$-	-	-	715,547	1,537	717,084

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired (2)	Total Loans
December 31, 2014
Residential real estate:
Mortgage	$-	-	-	108,325	2,604	110,929
Multi-family	-	-	-	11,310	-	11,310
Commercial and industrial	-	-	-	235,422	489	235,911
Commercial real estate	-	-	-	271,001	-	271,001
Construction and land development	-	-	-	58,158	685	58,843
Consumer	8	-	8	5,878	29	5,915
Other	-	-	-	875	-	875
	$8	-	8	690,969	3,807	694,784

(1)	Of the $1.5 million in impaired loans as of March 31, 2015, $0.7 million were accruing and were not in past due status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2014, $3.1 million were accruing and were not in past due status.

At March 31, 2015 and December 31, 2014, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $854,000 and $695,000 at March 31, 2015 and December 31, 2014, respectively. At the date such loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $3,000 and $72,000 for the periods ended March 31, 2015 and December 31, 2014, respectively.

(d)	Troubled Debt Restructure (TDR)

The Bank attempts to work with borrowers when necessary to extend or modify terms to better align with their current ability to repay. These extensions and modifications are made in accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower that would have otherwise not been granted and is not available to other borrowers. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without modification of its debt. Generally, a concession is considered to be granted when the Bank is no longer expected to collect all amounts due at the original contractual rate subsequent to modification. Concessions could include reduction in interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, principal forgiveness, reduction of accrued interest or a period of interest only payments. When evaluating a credit to determine if it is in the Bank’s interest to restructure, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of both of the above criteria is subjective in nature and management judgment is required when determining whether a modification should be classified as a TDR. As of March 31, 2015 and March 31, 2014 there were, $0.5 million and $2.9 million, respectively, of TDRs that were performing as of their restructure date and which are accruing interest. As of March 31, 2015, one mortgage loan was classified as a TDR.  As of March 31, 2014 the TDRs were categorized as one mortgage loan, one construction and land development loan and one commercial and industrial loan. These TDRs are considered impaired loans pursuant to U.S. GAAP. No loans were restructured or modified due to declining credit quality during the three months ended March 31, 2015.

Of the $2.9 million in loans reported as TDRs as of December 31, 2014, $2.4 million was paid off during the period ended March 31, 2015. No TDRs were foreclosed upon during the period ended March 31, 2015. As of March 31, 2015 and March 31, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Key components of the estimation process are as follows: (1) loans determined by management to be impaired are evaluated individually and specific allowances are determined based on the difference between the outstanding loan amount and the net realizable value of the present value of expected future cash flows or the collateral less estimated cost to sell (if collateral dependent); (2) loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) loss rates for the segments are calculated based on historical gross charge offs (or minimum loss rates if no historical gross charge offs), multiplied by the loss emergence period and are subject to adjustment by management to reflect the following qualitative factors:

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.
•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method (in thousands):

	Real Estate Mortgage	Real Estate Multi-family	Commercial and industrial	Commercial real estate	Construction and land development	Consumer	Other	Total Loans
March 31, 2015
Loans	$103,728	13,480	247,722	289,404	54,515	7,319	916	717,084
Loans individually evaluated for impairment	468	-	350	-	683	36	-	1,537
Loans collectively evaluated for impairment	103,260	13,480	247,372	289,404	53,832	7,283	916	715,547
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

December 31, 2014
Loans	$110,929	11,310	235,911	271,001	58,843	5,915	875	694,784
Loans individually evaluated for impairment	2,604	-	489	-	685	29	-	3,807
Loans collectively evaluated for impairment	108,325	11,310	235,422	271,001	58,158	5,886	875	690,977
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Consumer loans of $2,500 or less are typically charged off no later than when the loan becomes 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The following table provides a roll forward of the allowance for loan losses from December 31, 2013 to March 31, 2015 by loan segment (in thousands):

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
Balances, December 31, 2013	$1,368	1,995	2,754	997	61	29	7,204
Charged-off loans	-	(226)	-	(119)	-	-	(345)
Recovery of previously charged- off loans	1	-	-	15	-	-	16
Provision for loan losses	(125)	633	377	782	1	(25)	1,643
Balances, December 31, 2014	1,244	2,402	3,131	1,675	62	4	8,518
Charged-off loans	-	(75)	-	-	-	-	(75)
Recovery of previously charged- off loans	-	-	-	73	-	-	73
Provision for loan losses	47	(38)	168	(40)	16	-	153
Balances, March 31, 2015	$1,291	2,289	3,299	1,708	78	4	8,669

Balances, March 31, 2015
Allowance for loans individually evaluated for impairment	$78	219	-	48	36	-	381
Allowance for loans collectively evaluated for impairment	$1,213	2,070	3,299	1,660	42	4	8,288
Balances, December 31, 2014
Allowance for loans individually evaluated for impairment	$130	292	-	79	29	-	530
Allowance for loans collectively evaluated for impairment	$1,114	2,110	3,131	1,596	33	4	7,988

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the allowance allocation by loan classification for accruing and impaired loans at March 31, 2015 and December 31, 2014 (in thousands):

	Accruing Loans		Impaired Loans		Total Allowance for Loan Losses
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Residential real estate	$1,213	1,114	78	130	1,291	1,244
Commercial and industrial	2,070	2,110	219	292	2,289	2,402
Commercial real estate	3,299	3,131	-	-	3,299	3,131
Construction and land development	1,660	1,596	48	79	1,708	1,675
Consumer	42	33	36	29	78	62
Other	4	4	-	-	4	4
	$8,288	7,988	381	530	8,669	8,518
(f)	Residential Lending

At March 31, 2015, the Bank had approximately $33.5 million of mortgage loans held-for-sale compared to approximately $27.2 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or market and consist of two distinct groups, secondary market and portfolio mortgage loans held-for-sale. Secondary market mortgage loans held-for-sale are typically sold at or before loan closing to an investor on a loan-by-loan basis and settle within two weeks of loan closing. At March 31, 2015 and December 31, 2014 the Bank had $6.7 million and $4.7 million, respectively of secondary market mortgage loans held-for-sale. Portfolio mortgage loans held-for-sale are maintained on the Bank’s core system and sold in pools or individually within 180 days of being identify as held-for-sale. All held-for-sale loans transfer servicing rights to the buyer.  The Bank had $26.8 million and $22.6 million of portfolio mortgage loans held-for-sale as of March 31, 2015 and December 31, 2014, respectively.  In the first quarter of 2015 the Bank sold $11.2 million of portfolio loans held-for-sale for a gain of $200,000.

The secondary market mortgage sales are typically on a best efforts basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development (HUD) guidelines. Generally, the investor has delegated underwriting authority to the Bank and they are underwritten by the Bank.

Each investor has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the investors upon sale, however, the investors may have loan recourse rights for up to six months after the loan sale during which the Bank would be obligated to repurchase the loan if the borrower defaults during the recourse period. Also, the purchase agreements require the Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, the Bank is obligated to either repurchase the loan for the unpaid principal balance and related investor fees or make the investor whole for the economic benefits of the loan.

Based on information currently available, management believes that it does not have a material exposure to losses that may arise relating to borrower defaults or the representations and warranties that it has made in connection with its mortgage loan sales.

At March 31, 2015, the Bank has $137.2 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

(4)	Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes the framework for fair value. It defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective March 31, 2015 and December 31, 2014. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

The carrying amount of interest rate swap agreements is based on pricing models that utilize observable market inputs. The Bank reflects these assets within Level 2 of the valuation hierarchy.

For purposes of potential valuation adjustments to its derivative positions, the Bank evaluates the credit risk of its counterparties. Accordingly, the Bank has considered factors such as the likelihood of default by its counterparties, its net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. The Bank also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Bank has not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2015
Investment securities (AFS)
U.S. government agencies	$14,450	-	14,450	-
State and municipal securities	40,833	-	40,833	-
Corporate notes	8,826	-	8,826	-
Mortgage-backed securities	154,009	-	154,009	-
Total investment securities available-for-sale	218,118	-	218,118	-
Derivative assets	298	-	298	-
Total assets at fair value	$218,416	-	218,416	-

Derivative liabilities	$1,736	-	1,736	-
Total liabilities at fair value	$1,736	-	1,736	-

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2014
Investment securities (AFS)
U.S. government agencies	$14,257	-	14,257	-
State and municipal securities	39,244	-	39,244	-
Corporate notes	8,798	-	8,798	-
Mortgage-backed securities	158,163	-	158,163	-
Total investment securities available-for-sale	220,462	-	220,462	-
Derivative assets	573	-	573	-
Total assets at fair value	$221,035	-	221,035	-

Derivative liabilities	$1,184	-	1,184	-
Total liabilities at fair value	$1,184	-	1,184	-

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral less estimated selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized valuation criteria. Certain impaired loans were remeasured and reported at fair value less estimated selling costs through a specific valuation allowance allocation of the allowance for loan losses based upon either the discounted present value of projected cash flows or the fair value of the underlying collateral. As of March 31, 2015 and December 31, 2014, impaired loans with a carrying value of $1.5 million and $3.8 million, were reduced by specific valuation allowance allocations totaling $381,000 and $530,000 to a net reported fair value of $1.2 million and $3.3 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

Other Real Estate Owned (OREO)

Other real estate is measured and reported at the lower of cost or fair value less estimated selling costs based on independent appraisals. As of March 31, 2015 and December 31, 2014, OREO was $2.8 million and $3.4 million, respectively. OREO is included in Level 3 of the valuation hierarchy.

The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the period ended March 31, 2015, there were no transfers between levels.

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

Cash and due from banks, federal funds sold, and interest-bearing deposits in banks

The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate their fair values due to their short-term nature and liquidity.

Securities held-to-maturity

Fair values for securities held-to-maturity are based on quoted market prices. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs, market spreads, and cash flows or quoted prices of securities with similar characteristics.

Loans, net

The carrying values, reduced by estimated inherent credit losses, of variable rate loans and other loans with short-term characteristics are considered fair values. For fixed rate loans, the fair values are calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio. This method of estimating fair value does not incorporate the exit price/market participant concept of fair value prescribed by ASC 820-10 and generally produces a higher value than an exit approach/market participant approach. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

Mortgage loans held-for-sale

The inputs for valuation of these assets are based on the anticipated sales prices of these loans as the loans are usually sold within a few weeks to four months of their origination.

Deposits, Federal funds purchased, Federal Home Loan Bank of Cincinnati advances and subordinated debt

The fair values disclosed for demand deposits (e.g. interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The carrying value of variable rate Federal Home Loan Bank of Cincinnati (FHLB) advances and Federal funds purchased approximate their fair values based on their short-term nature. The fair value of certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are based on the discounted value of contractual cash flows, calculated using the discounted rate that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Off-balance sheet instruments

The fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credits do not represent a significant value to the Company until such commitments are funded.

The estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying amount	Estimated fair value	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2015
Financial assets:
Cash and due from banks	$31,137	31,137	31,137	-	-
Interest-bearing deposits in banks	215	215	215	-	-
Securities held-to-maturity	2,715	2,831	-	2,831	-
Mortgage loans held-for-sale	33,484	33,752	-	33,752	-
Loans, net	707,584	712,435	-	-	712,435

Financial liabilities:
Deposits	815,885	764,975	-	-	764,975
Federal home loan bank advances	99,300	99,460	-	-	99,460
Federal funds purchased	2,716	2,716	-	2,716	-
Subordinated debt	20,000	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	205,642	-	-	-	-
Standby letters of credit	11,628	105	-	-	105

	Carrying amount	Estimated fair value	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2014
Financial assets:
Cash and due from banks	$17,765	17,765	17,765	-	-
Interest-bearing deposits in banks	211	211	211	-	-
Securities held-to-maturity	2,717	2,838	-	2,838	-
Mortgage loans held-for-sale	27,237	27,463	-	27,463	-
Loans, net	685,390	690,380	-	-	690,380

Financial liabilities:
Deposits	803,172	746,602	-	-	746,602
Federal home loan bank advances	70,300	70,396	-	-	70,396
Federal funds purchased	4,485	4,485	-	4,485	-
Subordinated debt	20,000	19,999	-	-	19,999

Off-balance sheet instruments:
Commitments to extend credit	179,478	-	-	-	-
Standby letters of credit	10,074	98	-	-	98

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(5)	Commitments and Contingent Liabilities

The Bank is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit and unfunded commitments	$205,642	179,478
Standby letters of credit	11,628	10,074

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank has $105,000 and $98,000 in allowance for off-balance sheet exposures included in other liabilities on the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, respectively.

From time to time, we are a party to various legal proceedings incident to our business. As of March 31, 2015 there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

(6)	Income Taxes

The Corporation and its subsidiary file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of March 31, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 34% and 30%, respectively.  The effective tax rate differs from the statutory Federal rate of 34% and Tennessee excise rate of 6.5% primarily due to investments in qualified municipal securities; company owned life insurance and certain non-deductible expenses. The increase in the March 31, 2015 effective tax rate is due primarily to net operating loss carryforward for federal income tax purposes being fully utilized in 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Minimum Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative criteria by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Avenue Bank and Avenue Financial Holdings. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules which became effective on January 1, 2015, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules also include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in:

(i) a common equity Tier 1 risk-based capital ratio of 7.0%,

(ii) a Tier 1 risk-based capital ratio of 8.5%, and

(iii) a total risk-based capital ratio of 10.5%.

The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of March 31, 2015, management believes the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company and the Bank’s category.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Avenue Financial Holdings, Inc.’s and Avenue Bank’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the table (dollars in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015:
Total capital to risk weighted assets
Avenue Bank	$116,289	13.68%	$68,012	8.0%	$85,016	10.0%
Avenue Financial	117,099	13.77	68,046	8.0	85,057	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	107,515	12.65	34,006	4.0	51,009	6.0
Avenue Financial	88,325	10.38	34,023	4.0	51,034	6.0
Tier 1 capital to average assets (*)
Avenue Bank	107,515	10.64	40,406	4.0	50,508	5.0
Avenue Financial	88,325	8.73	40,460	4.0	N/A	5.0

At December 31, 2014:
Total capital to risk weighted assets
Avenue Bank	$98,118	11.80%	$66,503	8.0%	$83,129	10.0%
Avenue Financial	118,118	14.00	67,505	8.0	84,381	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	89,600	10.78	33,252	4.0	49,877	6.0
Avenue Financial	89,600	10.62	33,752	4.0	50,628	6.0
Tier 1 capital to average assets (*)
Avenue Bank	89,600	9.21	38,916	4.0	48,645	5.0
Avenue Financial	89,600	9.21	38,916	4.0	N/A	5.0

(*)Average assets for the above calculations were based on the most recent quarter.

(8)	Capital Stock

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

On September 15, 2011, the Corporation redeemed all preferred shares the Corporation originally issued to Treasury under the CPP. The Corporation paid Treasury approximately $7.8 million, which included accrued dividends. Concurrently, the Company entered into a Securities Purchase Agreement with Treasury, pursuant to which the Company issued 18,950 shares of Senior Non Cumulative Perpetual Preferred Stock, Series C (Preferred Stock), having a liquidation amount per share of $1,000, for a total purchase price of $18,950,000. The Corporation contributed $18.14 million of the purchase price to its wholly owned subsidiary, the Bank. On March 2, 2015, the Company redeemed all 18,950 outstanding shares of the Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Dividends. The Company has not paid any cash dividends on our common stock since inception; however, our growth plans may provide the opportunity for us to consider a dividend program at some point in the future. Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Tennessee Department of Financial Institutions, pay any dividends to the Corporation in a calendar year in excess of the total of the Bank’s net profits for that year plus the retained profits for the preceding two years. Our future dividend policy will depend on earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at March 31, 2015 and December 31, 2014 and our results of operations for the three months ended March 31, 2015 and 2014. The following discussion and analysis is intended to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

For the three months ended March 31, 2015, net income available to common stockholders was $1.4 million, or $0.15 per diluted share, compared to $0.6 million, or $0.07 per diluted share, for the three months ended March 31, 2014. The increase in net income and earnings per diluted share for the three months ended March 31, 2015 can be attributed to the increase in net interest income due to significant loan growth and the increase in non-interest income generated by the sale of mortgage loans held-for-sale.

Total assets increased $38.2 million, or 3.8% to $1.04 billion at March 31, 2015, from $998.8 million at December 31, 2014. Net loans increased $22.2 million, or 3.2% to $707.6 million at March 31, 2015 compared to $685.4 million at December 31, 2014.

Deposits totaled $815.9 million at March 31, 2015 an increase of $12.7 million, or 1.6%, compared to $803.2 million at December 31, 2014, with growth coming from the non-interest and interest bearing demand deposit categories. Stockholders’ equity decreased to $89.9 million, or $8.79 per common share, at March 31, 2015, from $91.6 million, or $8.41 per common share, at December 31, 2014. The decrease was due to the payoff of the Series C Preferred Stock.

Critical Accounting Policies and Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles (U.S. GAAP) and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Income

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Net income was $1.5 million and net income available to common stockholders was $1.4 million for the three months ended March 31, 2015, compared to $0.7 million and $0.6 million, respectively, for the three months ended March 31, 2014. Pre-tax income was $2.2 million for the three months ended March 31, 2015 and increased $1.2 million, or 128.8%, compared to $1.0 million for the three months ended March 31, 2014. Net interest income increased $0.7 million, or 10.0%, to $7.6 million in 2015 from $6.9 million in 2014 and was driven by significant loan growth. Provision for loan losses totaled $0.2 million for the three months ended March 31, 2015 and $0.9 million for three months ended March 31, 2014.  The decrease was due primarily to lower net loan growth and an improved loan segment mix compared to the first quarter of 2014. Higher gain on sales of bulk mortgage loans and mortgage banking income, net of commissions, directly impacted non-interest income during the three months ended March 31, 2015. As a result, non-interest income of $1.3 million increased 59.5% compared to $0.8 million in 2014. In the first quarter of 2015, we sold two groups of bulk mortgage loans totaling $11.2 million resulting in a $0.2 million gain on sale. There were no sales of investment securities during the three months ended March 31, 2015 compared to sales of $12.5 million resulting in a gain of investment securities of $14,000 for the three months ended March 31, 2014. Non-interest expense increased by $0.6 million, or 10.8%, to $6.5 million in 2015 from $5.8 million in 2014 as we invested in staff to expand our business verticals and as volume related to expenses rose with growth in the balance sheet.

Basic and diluted net income per common share were $0.15 and $0.15, respectively, for the three months ended March 31, 2015, compared to $0.07 and $0.07, respectively, for the three months ended March 31, 2014. Return on average assets was 0.57% in the first quarter 2015, compared to 0.28% in the first quarter 2014, and return on average stockholders’ common equity was 6.11% in the first quarter 2015, compared to 3.85% for the same quarter in 2014.

The following table presents certain ratios of our results of operations for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended
	March 31,
	2015	2014
Return on average assets	0.57%	0.28
Return on average common stockholders' equity	6.11	3.85
Average stockholders' equity to average total assets	9.33	5.16

The following table presents a summary of our statements of income, including the percentage change in each category for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,		Change from
	2015	2014	the Prior Period
	(Dollars in thousands)
Interest and dividend income	$8,834	7,821	13.0%
Interest expense	1,269	944	34.4
Net interest income	7,565	6,877	10.0
Provision for loan losses	154	860	(82.1)
Net interest income after provision for loan losses	7,411	6,017	23.2
Non-interest income	1,256	787	59.5
Non-interest expense	6,474	5,845	10.8
Net income before income taxes	2,193	959	128.8
Income tax expense	736	288	155.6
Net income	1,457	671	117.1
Dividends on preferred stock	(32)	(47)	(31.9)
Net income available to common stockholders	$1,425	624	128.4%

Net Interest Income

Net interest income is the difference between the income we earn on our interest-earning assets and the cost of our interest-bearing liabilities. Our net interest income depends upon the volume of our interest-earning assets and our interest-bearing liabilities and the interest rates we earn or pay on them. Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Net interest income increased $0.7 million, or 10.0% to $7.6 million for the three months ended March 31, 2015 from $6.9 million for the three months ended March 31, 2014. This was due to an increase in total interest income of $1.0 million, or 13.0%, and a small increase in total interest expense of $0.3 million, or 34.4%. The increase in total interest income was primarily attributable to a 17.5% increase in average loans outstanding from the first quarter of 2014 to the first quarter of 2015. The increase in total interest expense was due primarily to the cost of the subordinated debt issued in the fourth quarter of 2014.

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

The following tables show, for the three months ended March 31, 2015 and 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

Three Months Ended March 31,

(In thousands, except Average Yields and Rates)

	2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest earning assets:
Interest-bearing deposits in banks	$211	-	0.77%	$959	3	1.34%
Investments (1) (3)	224,903	1,271	2.29	263,155	1,535	2.37
Federal funds sold	359	-	0.28	466	-	0.24
Loans held-for-sale	35,498	307	3.51	-	-	-
Total loans (2)	701,471	7,362	4.26	597,090	6,424	4.36
Total interest earning assets	962,442	8,940	3.77	861,670	7,962	3.75

Allowance for loan losses	(8,725)			(7,414)
Non-interest earning assets	60,946			52,599
Total assets	$1,014,663			$906,855

Interest bearing liabilities:
Interest bearing deposits:
Checking	$56,560	49	0.35%	$48,351	52	0.43%
Savings	13,734	4	0.11	8,107	3	0.15
Money market	392,335	386	0.40	389,933	470	0.49
Time deposits	161,739	322	0.81	129,468	231	0.72
Federal funds purchased	4,847	7	0.60	13,567	23	0.68
Other borrowings	103,600	501	1.96	75,548	166	0.89
Total interest bearing liabilities	732,815	1,269	0.70	664,974	945	0.58

Non-interest bearing checking	179,199			150,839
Other liabilities	7,990			6,389
Stockholders' equity	94,659			84,653
Total liabilities and stockholders' equity	$1,014,663			$906,855

Net interest spread			3.07%			3.17%
Net interest margin			3.23			3.30

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $199,000 and $133,000 are included in interest income in 2015 and 2014, respectively.
(3)	Unrealized gains/(losses) of $301,000 and $(4,466,000) are excluded from the yield calculation in 2015 and 2014, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	For the Three Months Ended March 31,
	2015 Compared to 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Net
	(Dollars in thousands)
Assets:
Interest earning assets:
Interest-bearing deposits in banks	$(3)	-	(3)
Investments	(223)	(41)	(264)
Federal funds sold	-	-	-
Loans held-for-sale	-	307	307
Total loans	1,123	(185)	938
Total interest earning assets	$897	81	978

Interest bearing liabilities:
Interest bearing deposits:
Checking	$8	(11)	(3)
Savings	2	(1)	1
Money market	3	(87)	(84)
Time deposits	58	33	91
Federal funds purchased	(15)	(1)	(16)
Other borrowings	61	274	335
Total interest bearing liabilities	117	207	324
Increase in net interest income	$780	(126)	654

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

Three months ended March 31, 2015 compared three months ended March 31, 2014

Our net interest spread and net interest margin were 3.07% and 3.23%, respectively, for the three months ended March 31, 2015, compared to 3.17% and 3.30%, respectively, for the three months ended March 31, 2014. Our average interest earning assets for the three months ended March 31, 2015 increased $100.7 million, or 11.7%, to $962.4 million from $861.7 million for the three months ended March 31, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $67.8 million, or 10.2%, to $732.8 million for the three months ended March 31, 2015 from $665.0 million for the three months ended March 31, 2014. This increase in our average interest bearing liabilities was primarily due to an increase in all deposit liabilities and the issuance of subordinated debt in the fourth quarter of 2014. The ratio of our average interest earning assets to average interest bearing liabilities was 131.3% and 129.6% for the three months ended March 31, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.77% for the three months ended March 31, 2015, compared to 3.75% for the three months ended March 31, 2014. This slight increase was due to an increase in new loans generated. The average rate paid on interest bearing liabilities was 0.70% for the three months ended March 31, 2015, compared to 0.58% for the three months ended March 31, 2014. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our Allowance Committee, Audit Committee and Board of Directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, impaired loans and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired and doubtful impaired, with some general allocation of reserves based on these grades. At March 31, 2015, total loans rated special mention and substandard were $3.8 million, or 0.54% of total loans, compared to $3.7 million, or 0.53% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with one of the following measures (1) present value of expected future cash flow discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral, less selling costs, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off plus qualitative adjustments multiplied by the loss emergence period by loan segment. Management analyzes all loan charge-offs occurring during the previous six years by loan segment, to identify the period between when initial deterioration in the borrower’s financial capacity to the time of charge-off. This period is deemed the loss emergence period (LEP). A LEP is calculated for each loan segment and then average and applied as a multiplier to the general loss exposer factor, adjusted for qualitative factors and used to calculate general loss reserve amount. Qualitative factors used are as follows:

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.
•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

Three months ended March 31, 2015 compared three months ended March 31, 2014

The provision expense for loan losses was $0.2 million for the three months ended March 31, 2015, a decrease of $0.7 from $0.9 million for the same period in 2014. This decrease in provision for loan losses is primarily due to lower net loan growth and an improved loan segment mix compared to the first quarter of 2014. Our management maintains a proactive approach in managing non-accruing loans, which slightly increased to $0.9 million, or 0.12% of total loans, at March 31, 2015 from $0.7 million, or 0.10% of total loans, at December 31, 2014. During the first quarter of 2015, we had net charged-off loans totaling $2,000, compared to net recoveries of $6,000 for the same period in 2014. The allowance for loan losses totaled $8.7 million or 1.21% of total loans at March 31, 2015 compared to $8.5 million, or 1.23% of total loans, at December 31, 2014.

Non-interest Income

Non-interest income is an important component of our revenue and is comprised of fees generated from loan and deposit relationships, debit card and ATM fees, gain on sale of loans, gain on sale of available-for-sale securities, and mortgage banking income. Although we expect sales of investment securities to occur regularly as part of our banking operations, gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the interest rate environment and other market conditions.

The following tables present a summary of non-interest income, including the percentage change in each category, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,		Change from
	2015	2014	the Prior Period
	(Dollars in thousands)
Non-interest income:
Customer service fees	$671	616	8.9%
Mortgage banking income from sales, net of commissions	206	37	456.8
Increase in cash surrender value of life insurance	143	120	19.2
Net gain on sales of bulk mortgage loans	236	-	-
Net gain on sale of investment securities	-	14	(100.0)
Total non-interest income	$1,256	787	59.5%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Non-interest income increased $0.5 million, or 59.5%, to $1.3 million in the first quarter of 2015 from $0.8 million in first quarter of 2014 primarily as a result of higher mortgage banking income from sales, net of commissions and higher gains for bulk mortgage loan sales in both the secondary market and portfolio loans. Customer service fees increased $55,000, or 8.9%, to $0.7 million in the first quarter of 2015 compared to the first quarter of 2014 due to increases in the number of loan and deposit accounts. Mortgage banking income from sales, net of commissions on secondary market loans, increased $169,000, or 456.8%, to $206,000 in the first quarter of 2015 compared to 2014. In the first quarter of 2015, two groups of bulk mortgage portfolio loans were sold totaling $11.2 million resulting in a $236,000 gain on sale. Gains on the sale of available-for-sale securities during the first quarter of 2014 totaled $14,000, compared to no sales during the first quarter of 2015.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include primarily salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,		Change from
	2015	2014	the Prior Period
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$3,914	3,495	12.0%
Equipment and occupancy	840	891	(5.7)
Data processing	429	327	31.2
Advertising, promotion & public relations	183	148	23.6
Legal and accounting	276	187	47.6
FDIC insurance and other regulatory assessments	192	179	7.3
Other real estate (income) expense	(40)	13	(407.7)
Other expenses	680	605	12.4
Total non-interest expense	$6,474	5,845	10.8%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

For the three months ended March 31, 2015, non-interest expenses totaled $6.5 million, a $0.6 million, or 10.8%, increase from $5.8 million in the prior quarter period. This increase was primarily due to higher staff expenses of $419,000; occupancy, equipment and data processing expenses of $51,000 and advertising, legal and accounting, regulatory and other expenses of $212,000, which include various items related to our growth, increased volume of business and higher legal, accounting and insurance related to public company expenses. OREO expense decreased $53,000, or 407.7%, from $13,000 from the first quarter of 2014 due to gains on OREO properties sold.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls and compliance requirements. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the favorable trend in our efficiency ratio from 76.41% as of March 31, 2014 to 75.41% as of March 31, 2015.  The efficiency ratio is a widely followed metric in the banking industry which measures operating expenses as a percentage of net revenue.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make, periodic increases in surrender value of bank-owned life insurance policies for certain Company officers and our overall taxable income.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Income tax expense was $0.7 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014. Our effective tax rates for three months ended March 31, 2015 and 2014 were 34% and 30% respectively. The increase in the 2015 effective tax rate is due primarily to net operating loss carryforward for federal income tax purposes being fully utilized in 2014.

Dividends

Dividends paid to U.S. Department of the Treasury on our Series C Preferred Stock totaled $32,000 for the three months ended March 31, 2015 and equaled one percent per annum as a percentage of the liquidation amount compared to $47,000 for the same period ended March 31, 2014. On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at March 31, 2015 were $1.04 billion, an increase of $38.2 million, or 3.8%, over total assets of $998.8 million at December 31, 2014. The primary driver of the increase in assets was an increase in total loans of $22.3 million, or 3.2%, to a record $716.3 million at March 31, 2015 compared to $693.9 million at December 31, 2014. Securities available-for-sale were $218.1 million at March 31, 2015 compared to $220.5 million at December 31, 2014, a decrease of $2.3 million from investment maturities, prepayments and calls. Mortgage loans held-for-sale increased $6.2 million, or 22.9%, to $33.5 million at March 31, 2015 compared to $27.2 million at December 31, 2014. Cash surrender value of company owned life insurance totaled $20.2 million at March 31, 2015, up $143,000, or 0.7%, compared to $20.0 million at December 31, 2014.

Earning assets include loans, mortgage loans held-for-sale, securities, and short-term investments. Including company owned life insurance contracts and based on our business model, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at March 31, 2015 were $994.3 million, or 95.9% of total assets of $1.04 billion. Earning assets at December 31, 2014 were $967.5 million, or 96.9% of total assets of $998.8 million. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

Our securities portfolio is used to make various term investments, manage interest rate risk exposures, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to a written investment policy approved by our Board of Directors. Investment balances in our securities portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting our anticipated funding needs.

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

Our investment portfolio consists mainly of “available-for-sale” securities. As a result, the carrying values of our investment securities are adjusted on a monthly basis for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other than temporarily impaired are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

Our available-for-sale securities, carried at their fair market value, decreased to $218.1 million as of March 31, 2015 from $220.5 million at December 31, 2014. The decrease in available-for-sale securities was due to investment maturities, prepayments and calls. As of March 31, 2015, investment securities having a carrying value of $26.0 million were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

At March 31, 2015 and December 31, 2014, we had no federal funds sold. Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At March 31, 2015, there were no holdings of securities of any issuer, other than U.S. government agencies, in an amount greater than 10% of our stockholders’ equity.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$103,728	14.47%	$110,929	15.97%
Multi-family	13,480	1.88	11,310	1.63
Commercial and industrial	247,722	34.55	235,911	33.95
Commercial real estate	289,404	40.36	271,001	39.01
Construction and land development	54,515	7.60	58,843	8.47
Consumer	7,319	1.02	5,915	0.85
Other	916	0.12	875	0.12
Total Loans	717,084	100.00%	694,784	100.00%
Net deferred loan origination costs and fees	(831)		(876)
Less: Allowance for loan losses	(8,669)		(8,518)
Net Loans	$707,584		$685,390

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on commercial real estate (CRE) and commercial lending, which constituted 75% of our loan portfolio as of March 31, 2015. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial lending. Our loan growth since inception has been reflective of the market we serve. Since 2009, our CRE and commercial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

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

Loans are placed on non-accrual status or charged-off if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on non-accrual status or charged off is reversed against interest income. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

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

Our Bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our Bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

•	we closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible so that these loans may be classified or placed on a watch list.
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

As of March 31, 2015 and December 31, 2014, we had impaired loans of $1.5 million and $3.8 million, respectively, inclusive of non-accrual loans. We allocated $0.3 million and $0.5 million of our allowance for loan losses at March 31, 2015 and December 31, 2014, to these impaired loans, respectively. We had $2,000 of charge-offs against impaired loans at March 31, 2015, compared to $0.3 million at December 31, 2014. A loan is considered impaired, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan, but impairment does not always indicate credit loss. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less selling costs if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $1.5 million of impaired loans reported as of March 31, 2015, $0.5 million were residential real estate mortgages, $0.7 million were construction and land development loans, $0.3 million were commercial and industrial loans, and $36,000 were consumer loans.

Non-performing Assets

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (that is, place the loan on non-accrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the collection of interest is not expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. The payments received on non-accrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Allowance for Loan Losses

Our net charge-offs as a percentage of average loans for the three months ended March 31, 2015 and the year ended December 31, 2014 was 0.0%, compared to 0.05%, respectively. The largest balance of our charge-offs is on commercial and industrial loans; however, recoveries in construction and land development offset the loan charge-off.

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2015.

Cash Surrender Value of Company Owned Life Insurance

At March 31, 2015, we maintained investments of $20.2 million in company owned life insurance policies as protection against the loss of key employees, as compared to $20.0 million at December 31, 2014. Our tax equivalent yield on these products was 4.38% and 4.59% for the three months ending March 31, 2015 and year ending December 31, 2014, respectively.

Deferred Tax Asset

We had a net deferred tax asset of $6.7 million as of March 31, 2015 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets as of March 31, 2015 compared to $7.4 million as of December 31, 2014, is primarily a result of changes in the net unrealized gains/loss on securities available-for-sale and interest rate swap agreements.

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

The following table presents the average balance and average rate paid on deposits for each of the following categories for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Average for Three Months Ended March 31, 2015		Average for Year Ended December 31, 2014
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Types of Deposits:
Non-interest bearing demand deposits	$179,199	0.00%	$167,959	0.00%
Interest bearing demand deposits	56,560	0.35	50,208	0.40
Money market accounts	392,335	0.40	396,949	0.44
Savings accounts	13,734	0.11	9,353	0.13
Time deposits, less than $100,000	56,212	0.92	74,829	0.77
Time deposits, $100,000 and over	20,063	1.27	15,851	1.31
CDARs	85,464	0.63	56,855	0.62
Total deposits	$803,567	0.38%	$772,004	0.40%

Total average deposits for the three months ended March 31, 2015 were $803.6 million, an increase of $31.6 million, or 4.1%, over total average deposits of $772.0 million for the year ended December, 31, 2014. Our intentional focus on demand deposits has resulted in an increase in average balances of $11.2 million, or 6.7%, in non-interest bearing demand deposits and an increase of $6.4 million, or 12.7%, in interest bearing demand deposits when comparing the average for the three months ended March 31, 2015 to the year ended December 31, 2014. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and CDARs and into money market accounts, even as we have continued to lower the interest rates on these deposits.

The following table presents the maturities of our certificates of deposit as of March 31, 2015 and December 31, 2014:

	$100,000 or more	Less than $100,000	Total
	(Dollars In Thousands)
March 31, 2015
Maturity
Three months or less	$51,269	4,343	55,612
Over three through six months	11,569	5,615	17,184
Over six months through one year	25,490	8,448	33,938
Over one year	14,761	35,171	49,932
Total	$103,089	53,577	156,666

	$100,000 or more	Less than $100,000	Total
	(Dollars In Thousands)
December 31, 2014
Maturity
Three months or less	$39,151	15,454	54,605
Over three through six months	16,966	3,636	20,602
Over six months through one year	19,785	8,740	28,525
Over one year	18,592	38,769	57,361
Total	$94,494	66,599	161,093

Borrowed Funds

Our Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of March 31, 2015 and December 31, 2014 we had $55.0 million and $55.0 million, respectively, in long-term notes outstanding. The Bank also has outstanding advances under the Cash Management Variable Rate Advance Program (CMA) of $44.3 million and $15.3 million as of March 31, 2015 and December 31, 2014, respectively. The weighted average interest rate on all advances at March 31, 2015 and December 31, 2014 was of 0.64% and 0.68%, respectively. As of March 31, 2015, our Bank is eligible to use the Federal Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $178.1 million. As of March 31, 2015 and December 31, 2014, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $200.6 million have been pledged as collateral for potential advances.

Derivatives

As part of its activities to manage interest rate risk due to interest rate movements, the Company enters into interest rate swaps to facilitate customer transactions and meet their financing needs. Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and has no credit risk.  At March 31, 2015 and December 31, 2014 the Company had interest rate swaps to facilitate customer transactions with a notional amount of $13.3 million and $12.7 million and a fair value of $0.3 million and $0.6 million, respectively.

The Company has also entered into delayed interest rate swap agreements or cash flow hedges to manage exposure to future interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. Interest rate swap agreements are entered into to convert a portion of the Company’s forecasted variable-rate time deposits and commercial and industrial loans to a fixed rate. The Company had at fair value $1.4 million and $0.6 million of cash flow hedges as of March 31, 2015 and December 31, 2014, respectively.  The notional amount at March 31, 2015 was $55.0 million and $30.0 million at December 31, 2014.

Subordinated Debt

On December 29, 2014 we issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75% as of March 31, 2015. Interest is due quarterly on the Subordinated Notes.

Stockholders’ Equity

Stockholders’ equity decreased $1.7 million to $89.9 million at March 31, 2015 from $91.6 million at December 31, 2014. The decrease in stockholders’ equity resulted from $14.5 million of common stock proceeds from the Initial Public Offering (IPO) and the payoff of $18.95 million of the Series C Preferred Stock, increase in net income of $1.4 million, $1.1 million of other comprehensive income and $0.2 million in additional paid-in-capital related to stock compensation expense as of March 31, 2015. On March 2, 2015, the Company redeemed all 18,950 outstanding shares of the Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Bank has $105,000 and $98,000 in allowance for off-balance sheet exposures included in other liabilities on the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, respectively.

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

Asset and Liability Management

The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Asset Liability Management Committee, or ALCO, of our Bank’s Board of Directors has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our ALCO quarterly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of our company.

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

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate earnings at risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows. In addition to the instantaneous parallel rate shifts, we also model unique shifts in the yield curve as well as a growth versus flat balance sheet, to understand the impact to earnings and capital. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2015 and December 31, 2014, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The liability sensitivity present at the 100 and 200 bps increment levels is primarily attributable to a higher level of nonmaturing deposits repricing faster than our loan and investment portfolio, as well as the impact of our variable rate loans with floors. Changes were made to our model at March 31, 2015, related to our deposit beta assumptions after further review of our money market accounts. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including balance sheet growth, the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

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

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result we believe the down rate shock scenarios are not meaningful. At March 31, 2015, the 0.90% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2014 of -5.52% for a 200 basis point rate change due to the model assumption changes made in March 2015 as well as the increased capital base from the IPO.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At March 31, 2015			At December 31, 2014
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$160,499	163,538	161,951	$146,577	142,731	138,480
Actual dollar change	-	3,039	1,452	-	(3,846)	(8,097)
Percent change	-	1.89%	0.90%	-	-2.62%	-5.52%

The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

The following chart presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of March 31, 2015 and December 31, 2014 on a static balance sheet.  This compares favorably to the results as of December 31, 2014 due to the model assumption changes made in March 2015 as well as the capital base from the IPO.

	Change in Net Interest Income
	At March 31, 2015			At December 31, 2014
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	-0.91%	-0.08%	0.73%	-3.88%	-5.53%	-6.85%
Year 2	-1.52%	-1.70%	-2.90%	-4.54%	-7.25%	-10.36%

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At March 31, 2015, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $249.5 million. Additionally, as of March 31, 2015, we had available to us approximately $85.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of March 31, 2015 and December 31, 2014 our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2015:
Total capital to risk weighted assets	$117,099	13.77%	$68,046	8.00%	$85,057	10.00%
Tier 1 capital to risk weighted assets	88,325	10.38%	34,023	4.00%	51,034	6.00%
Tier 1 capital to average assets	88,325	8.73%	40,460	4.00%	N/A	5.00%

At December 31, 2014:
Total capital to risk weighted assets	$118,118	14.00%	$67,505	8.00%	$84,381	10.00%
Tier 1 capital to risk weighted assets	89,600	10.62%	33,752	4.00%	50,628	6.00%
Tier 1 capital to average assets	89,600	9.21%	38,916	4.00%	N/A	5.00%

On February 9, 2015, the Securities and Exchange Commission declared effective our registration statement on Form S-1 registering the shares of our common stock. On February 13, 2015, we completed the initial public offering of 2,500,000 shares of our common stock. Of the 2,500,000 shares sold, 1,324,265 shares were sold by us and 1,175,735 shares were sold by certain selling shareholders. In addition, on February 23, 2015, we sold an additional 219,390 shares of common stock to cover the exercise of the underwriter’s over-allotment option and the selling shareholders sold an additional 155,610 shares of common stock to cover the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $14.5 million from the offering, after deducting the underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

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

Adoption of Recent Accounting Pronouncements

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the section “Quantitative and Qualitative Disclosures about Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incident to our business. As of March 31, 2015 there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEES

During the first quarter of 2015, we engaged in the following transactions that were not registered under the Securities Act.  In January 2015 we issued a total of 35,797 shares of our common stock to employees and 10,000 shares of our common stock to nonemployee directors in the form of restricted share grants pursuant to compensatory plans. The shares were issued for compensatory purposes and no cash proceeds were received by the company. No underwriter or placement agent was involved in the issuance of sale of any of these securities, and no underwriting discounts or commissions were paid. The issuance and sale of the securities described above were made in reliance upon exemptions from registration requirements under Section 4(a)(2) of the Securities Act and pursuant to Rule 701.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13e-14(a) Certification of the Chief Executive Officer
31.2	Rule 13e-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENUE FINANCIAL HOLDINGS, INC

May 14, 2015	/s/ Kent Cleaver
Kent Cleaver President and Chief Operating Officer

May 14, 2015	/s/ Barbara Zipperian
Barbara Zipperian Chief Financial Officer