Form 10-Q
period 2015-06-30
Avenue Financial Holdings, Inc.
filed 2015-08-13
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 7, 2015, Avenue Financial Holdings, Inc., had 10,278,340 shares of common stock outstanding.

AVENUE FINANCIAL HOLDINGS, INC.

REPORT ON FORM 10-Q

June 30, 2015

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

PART 1. FINANCIAL INFORMATION

ITEM 1.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and due from banks	$18,360,874	17,765,493
Interest-bearing time deposits in banks	215,203	210,754
Securities available-for-sale, at fair value	213,095,723	220,461,939
Securities held-to-maturity (fair value of $3,869,505 and $2,837,721 as of June 30, 2015 and December 31, 2014, respectively)	3,802,440	2,716,908
Mortgage loans held-for-sale	26,363,485	27,237,457
Loans, net of deferred fees	773,441,243	693,907,951
Less allowance for loan losses	(9,311,870)	(8,517,744)
Net loans	764,129,373	685,390,207
Accrued interest receivable	2,627,076	2,389,997
Federal Home Loan Bank stock, at cost	3,320,400	2,924,400
Premises and equipment, net	3,098,276	3,280,186
Other real estate owned	2,708,961	3,375,811
Deferred tax assets	8,614,624	7,377,355
Cash surrender value of company owned life insurance	25,362,673	20,035,752
Goodwill	2,966,063	2,966,063
Other assets	1,312,753	2,234,676
Total assets	$1,075,977,924	998,366,998
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$208,415,520	170,647,052
Interest-bearing demand deposits	61,924,397	55,652,417
Savings and money market accounts	412,171,638	415,779,182
Time	168,979,034	161,092,912
Total deposits	851,490,589	803,171,563
Accrued interest payable	514,855	169,913
Federal funds purchased	460,000	4,485,093
Federal Home Loan Bank advances	105,300,000	70,300,000
Subordinated debt	19,595,584	19,577,295
Other liabilities	8,926,068	9,047,027
	986,287,096	906,750,891
Stockholders’ equity:
Preferred Stock, no par value; 10,000,000 shares authorized, Series C, senior noncumulative perpetual preferred stock; 0 and 18,950 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	18,950,000
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 10,256,340 and 8,636,682 shares at June 30, 2015 and December 31, 2014, respectively	89,935,473	75,407,157
Additional paid-in-capital	1,623,211	1,325,445
Accumulated profit (deficit)	1,428,859	(1,581,649)
Accumulated other comprehensive loss	(3,296,715)	(2,484,846)
Total stockholders’ equity	89,690,828	91,616,107
Total liabilities and stockholders’ equity	$1,075,977,924	998,366,998

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$8,210,260	7,075,747	15,878,921	13,500,016
Taxable securities	913,092	940,299	1,832,260	2,017,781
Tax-exempt securities	229,094	193,425	445,209	481,814
Federal Funds sold and other	30,755	27,352	60,887	57,772
Total interest and dividend income	9,383,201	8,236,823	18,217,277	16,057,383
Interest expense:
Deposits	773,193	786,811	1,534,579	1,542,751
Other borrowings	523,177	165,040	1,030,877	353,165
Total interest expense	1,296,370	951,851	2,565,456	1,895,916
Net interest income	8,086,831	7,284,972	15,651,821	14,161,467
Provision for loan losses	855,095	548,598	1,008,632	1,408,940
Net interest income after provision for loan losses	7,231,736	6,736,374	14,643,189	12,752,527
Noninterest income:
Customer service fees	743,385	593,863	1,413,915	1,209,710
Mortgage banking income from sales, net of commissions	417,131	201,808	622,398	239,353
Increase in cash surrender value of life insurance	183,513	121,556	326,920	241,298
Net gain on sales of bulk mortgage loans	315,815	-	552,289	-
Net gain (loss) on sale of available-for-sale securities	215,201	(2,138)	215,201	11,917
Total noninterest income	1,875,045	915,089	3,130,723	1,702,278
Noninterest expenses:
Salaries and employee benefits	4,001,069	3,361,230	7,915,086	6,855,989
Equipment and occupancy	813,892	864,912	1,653,705	1,755,760
Data processing	376,232	355,955	804,715	682,615
Advertising, promotion, and public relations	197,473	147,941	380,883	296,085
Legal and accounting	407,494	218,589	683,282	405,088
FDIC insurance and other regulatory assessments	225,665	184,457	418,122	363,782
Other real estate (income) expense	22,514	2,930	(17,676)	16,088
Other expenses	779,222	726,398	1,459,285	1,331,764
Total noninterest expenses	6,823,561	5,862,412	13,297,402	11,707,171
Income before taxes	2,283,220	1,789,051	4,476,510	2,747,634
Income tax expense	697,892	555,000	1,433,892	842,575
Net income	1,585,328	1,234,051	3,042,618	1,905,059
Preferred stock dividends	-	(47,375)	(32,110)	(94,750)
Net income available to common stockholders	$1,585,328	1,186,676	3,010,508	1,810,309

Per share information:
Basic net income per common share available to common stockholders	$0.16	0.14	0.31	0.21
Diluted net income per common share available to common stockholders	$0.16	0.14	0.31	0.21
Weighted average common shares outstanding:
Basic	10,064,840	8,487,516	9,694,135	8,484,016
Diluted	10,161,167	8,487,516	9,794,661	8,484,016

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$1,585,328	1,234,051	3,042,618	1,905,059
Other comprehensive income (loss), after tax:
Change in net gains (losses) on securities available-for-sale, net of tax effect of $970,495 and $(779,782) for the three months ended June 30, 2015 and 2014, respectively; and $246,898 and $(1,616,272) for the six months ended June 30, 2015 and 2014, respectively	(2,016,703)	1,481,053	(378,191)	3,096,154
Change in cash flow hedge, net of tax effect of $(116,025) and $33,961 for the three months ended June 30, 2015 and 2014, respectively and $434,740 and $33,961 for the six months ended June 30, 2015 and 2014, respectively	186,992	(54,733)	(323,712)	(54,733)
Termination of cash flow hedge, net of tax effect of $150,633 for the three and six months ended June 30, 2015	(242,767)	-	(242,767)	-
Net gains (loss) on sale of investment securities reclassified out of other comprehensive income, net of tax effect of $(82,400) and $819 for the three months ended June 30, 2015 and 2014, respectively; and $(82,400) and $(4,563) for the six months ended June 30, 2015 and 2014, respectively	132,801	(1,319)	132,801	7,354
Total other comprehensive income (loss), after tax	(1,939,677)	1,425,001	(811,869)	3,048,775
Comprehensive income (loss)	$(354,349)	2,659,052	2,230,749	4,953,834

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional paid-in-capital	Accumulated profit (deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2013	18,950	$18,950,000	8,567,912	$75,407,157	783,499	(7,004,696)	(5,718,292)	82,417,668
Stock based compensation expense	-	-	-	-	345,129	-	-	345,129
Preferred stock dividends	-	-	-	-	-	(94,750)	-	(94,750)
Issuance of restricted shares, net of forfeitures	-	-	56,989	-	-	-	-	-
Restricted shares withheld for taxes	-	-	(5,313)	-	(45,165)	-	-	(45,165)
Net income	-	-	-	-	-	1,905,059	-	1,905,059
Other comprehensive income	-	-	-	-	-	-	3,048,775	3,048,775
Balances, June 30, 2014	18,950	$18,950,000	8,619,588	$75,407,157	1,083,463	(5,194,387)	(2,669,517)	87,576,716

Balances, December 31, 2014	18,950	$18,950,000	8,636,682	$75,407,157	1,325,445	(1,581,649)	(2,484,846)	91,616,107
Stock based compensation expense	-	-	-	-	335,304	-	-	335,304
Preferred stock dividends	-	-		-	-	(32,110)	-	(32,110)
Issuance of common stock	-	-	1,543,655	14,528,316	-	-	-	14,528,316
Redemption of preferred stock	(18,950)	(18,950,000)	-	-	-	-	-	(18,950,000)
Issuance of restricted shares, net of forfeitures	-	-	79,853	-	-	-	-	-
Restricted shares withheld for taxes	-	-	(3,850)	-	(37,538)	-	-	(37,538)
Net income	-	-	-	-	-	3,042,618	-	3,042,618
Other comprehensive income	-	-	-	-	-	-	(811,869)	(811,869)
Balances, June 30, 2015	-	$-	10,256,340	$89,935,473	1,623,211	1,428,859	(3,296,715)	89,690,828

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$3,042,618	1,905,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,008,632	1,408,940
Net amortization of securities	457,194	458,423
Amortization of deferred loan fees and cost	52,849	47,857
Stock-based compensation expense	335,304	345,129
Supplemental executive retirement plan expense	155,500	71,280
Deferred tax benefit	(638,880)	(181,396)
Increase in cash surrender value of life insurance contracts	(326,920)	(241,298)
Depreciation and amortization of premises and equipment	485,058	594,978
Gain on sale of available-for-sale securities	(215,201)	(11,917)
Gain on mortgage loans sold, net	(1,174,687)	(239,353)
Mortgage loans held-for-sale:
Loans originated	(90,298,125)	(28,134,199)
Loans sold	78,651,440	25,902,791
(Increase) decrease in accrued interest receivable	(237,079)	91,910
Decrease in other assets	1,607,062	1,557,936
Increase in accrued interest payable	344,942	11,745
(Decrease) increase in other liabilities	(1,889,325)	297,880
Net cash provided by operating activities	(8,639,618)	3,885,765
Investing activities:
Net change in interest-bearing time deposits in banks	(4,449)	1,984,000
Activity in available-for-sale securities:
Sales	32,189,238	40,606,153
Maturities, prepayments and calls	19,425,749	13,645,948
Purchases	(44,283,073)	(9,621,812)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	1,513	-
Purchases	(1,092,128)	-
Purchases of Federal Home Loan Bank Stock	(396,000)	(250,300)
Additions to premises and equipment, net of effects from disposals	(303,148)	(124,488)
Purchases of company owned life insurance	(5,000,001)	-
Proceeds from sale of mortgage loans initially held-for-investment	13,695,344	-
Increase in loans, net of collections	(79,800,647)	(104,440,751)
Net cash used in investing activities	(65,567,602)	(58,201,250)
Financing activities:
Net increase in deposits	48,319,026	78,923,293
Net change in federal funds purchased	(4,025,093)	(15,280,142)
Proceeds from Federal Home Loan Bank advances	180,300,000	125,750,000
Payments on Federal Home Loan Bank advances	(145,300,000)	(129,500,000)
Issuance (forfeitures) of common stock	14,490,778	(45,165)
Redemption of preferred stock	(18,950,000)	-
Preferred stock dividends	(32,110)	(94,750)
Net cash provided by financing activities	74,802,601	59,753,236
Net increase in cash and cash equivalents	595,381	5,437,751
Cash and cash equivalents, beginning of period	17,765,493	12,417,198
Cash and cash equivalents, end of period	$18,360,874	17,854,949

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and six months ended June 30, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, the accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s consolidated financial statements and related notes appearing in the 2014 Annual Report previously filed on Form 10-K.  The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

(e)	Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 on June 30, 2015 at which time the Company reclassified approximately $404,000 of debt issuance costs associated with the Company's subordinated debt from other assets to subordinated debt on the Consolidated Balance Sheet. A reclassification was also applied retrospectively to each prior period presented.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(f)	Income Per Common Share

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders excludes any common stock options or restricted share awards agreements whose exercise would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options and restricted share awards. For the three and six months ended June 30, 2014, approximately 286,000, respectively of antidilutive stock options were excluded from the diluted earnings per common share calculation under the treasury stock method as the strike price for an option was above the fair market value of a common share. There were no antidilutive stock options at for the three and six months ended June 30, 2015.

The following is a summary of the basic and diluted earnings per common share calculation for each of the three and six months ended June 30, 2015 and 2014:

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$1,585,328	1,186,676	3,010,508	1,810,309

Denominator – Weighted average common shares outstanding	10,064,840	8,487,516	9,694,135	8,484,016
Basic net income per common share available to common stockholders	$0.16	0.14	0.31	0.21

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	1,585,328	1,186,676	3,010,508	1,810,309

Denominator – Average common shares outstanding	10,064,840	8,487,516	9,694,135	8,484,016
Average diluted common shares outstanding	96,327	-	100,526	-
Weighted average common shares outstanding	10,161,167	8,487,516	9,794,661	8,484,016
Diluted net income per common share available to common stockholders	$0.16	0.14	0.31	0.21

(g)	Cash Flow Information

Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended
	June 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$2,220,514	1,884,171
Cash paid for income taxes	1,450,000	500,000
Trade date securities payable	929,000	-

(h)	Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$46,315	25	724	45,616
State and municipal securities	44,909	495	279	45,125
Corporate notes	8,718	23	45	8,696
Mortgage-backed securities	114,944	466	1,751	113,659
	$214,886	1,009	2,799	213,096
Securities held-to-maturity:
State and municipal securities	$2,712	85	-	2,797
Mortgage-backed securities	1,090	-	18	1,072
	$3,802	85	18	3,869

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$14,492	5	240	14,257
State and municipal securities	38,688	646	90	39,244
Corporate notes	8,817	17	36	8,798
Mortgage-backed securities	159,530	799	2,166	158,163
	$221,527	1,467	2,532	220,462
Securities held-to-maturity:
State and municipal securities	$2,717	121	-	2,838
	$2,717	121	-	2,838

Gross realized gains and (losses) were approximately $266,000 and $(51,000) from security sales of $32.2 million during the six months ended June 30, 2015. Gross realized gains and (losses) were $530,000 and $(518,000) from security sales of $40.6 million for the six months ended June 30, 2014.  Realized gains and losses from securities sales are recognized in the consolidated statements of income upon disposition of the securities using the specific identification method on a trade date basis.

Expected maturities of mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2015, by contractual maturity, are shown below:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,890	4,909	-	-
Due in one year to five years	31,865	31,892	-	-
Due in five years to ten years	38,715	38,689	1,507	1,549
Due after ten years	24,472	23,947	1,205	1,248
Mortgage-backed securities	114,944	113,659	1,090	1,072
	$214,886	213,096	3,802	3,869

Securities with an amortized cost of $26.8 million and $24.0 million and fair value of $26.6 million and $24.1 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At June 30, 2015 and December 31, 2014, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities available-for-sale and held-for-maturity with unrealized losses as of June 30, 2015 and December 31, 2014, and the length of time they have been in continuous loss positions were as follows:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss 12 months or longer		Total Investments with an Unrealized Loss
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
As of June 30, 2015
U.S. government agencies	$35,081	(623)	4,899	(101)	39,980	(724)
State and municipal securities	14,141	(212)	1,939	(67)	16,080	(279)
Corporate notes	4,478	(45)	-	-	4,478	(45)
Mortgage-backed securities	31,436	(330)	59,532	(1,439)	90,968	(1,769)
Total temporarily impaired	$85,136	(1,210)	66,370	(1,607)	151,506	(2,817)

As of December 31, 2014
U.S. government agencies	$2,494	(5)	10,759	(235)	13,253	(240)
State and municipal securities	4,369	(19)	2,963	(71)	7,332	(90)
Corporate notes	2,222	(4)	4,553	(32)	6,775	(36)
Mortgage-backed securities	4,891	(21)	93,517	(2,145)	98,408	(2,166)
Total temporarily impaired	$13,976	(49)	111,792	(2,483)	125,768	(2,532)

As noted in the table above, at June 30, 2015, the Bank had unrealized losses of $2.8 million on $151.5 million of available-for-sale and held-to-maturity securities. The Bank does not consider these securities to be other-than-temporarily impaired. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost. The decline in value of these securities is primarily attributable to interest rates and not credit losses.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

•

Residential real estate loans are classified into two categories based on the underlying collateral securing the loans. They consist of mortgage loans secured by 1-4 family residential properties including home equity lines of credit and multi-family properties secured primarily by apartment buildings.

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

•

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. Construction loans can include interest reserve to carry the project through to completion. At June 30, 2015, $446,000 was included in the loan balance for interest reserves.

•

Consumer loans include all loans issued to individuals not included in the residential real estate mortgage classification. Examples of consumer loans are automobile loans and personal lines of credit.

•	Other loans include all loans not included in the consumer classification, such as unsecured loans to religious organizations.

The following table summarizes the balance of loans outstanding by segment and class as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In Thousands)
Residential real estate:
Mortgage	$120,208	110,929
Multi-family	10,399	11,310
Commercial and industrial	272,783	235,911
Commercial real estate	284,653	271,001
Construction and land development	78,473	58,843
Consumer	7,052	5,915
Other	802	875
Total loans	774,370	694,784
Net deferred loan origination costs and fees	(929)	(876)
Less allowance for loan losses	(9,312)	(8,518)
Net loans	$764,129	685,390

(a)	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired. As of June 30, 2015, approximately 72% of the loan portfolio was classified as a commercial loan type and was specifically assigned a pass risk rating. Pass rated loans include all loans other than those included in special mention, substandard and impaired, which are defined as follows:

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the loan balances by segment as well as risk rating category as of June 30, 2015 and December 31, 2014:

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(1)	Total Loans
	(In Thousands)
June 30, 2015
Residential real estate:
Mortgage	$119,669	-	221	119,890	318	120,208
Multi-family	10,399	-	-	10,399	-	10,399
Commercial and industrial	272,145	-	207	272,352	431	272,783
Commercial real estate	281,330	-	3,323	284,653	-	284,653
Construction and land development	77,801	-	-	77,801	672	78,473
Consumer	7,025	-	-	7,025	27	7,052
Other	802	-	-	802	-	802
	$769,171	-	3,751	772,922	1,448	774,370

	Performing Loans
	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans(1)	Total Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$108,325	-	-	108,325	2,604	110,929
Multi-family	11,310	-	-	11,310	-	11,310
Commercial and industrial	235,208	-	214	235,422	489	235,911
Commercial real estate	267,567	-	3,434	271,001	-	271,001
Construction and land development	58,158	-	-	58,158	685	58,843
Consumer	5,886	-	-	5,886	29	5,915
Other	875	-	-	875	-	875
	$687,329	-	3,648	690,977	3,807	694,784
(1)	Of the $1.4 million in impaired loans as of June 30, 2015, $776,000 were on non-accrual status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2014, $695,000 were on non-accrual status.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)	Impaired Loans

As of June 30, 2015 and December 31, 2014, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit. The principal balance of these impaired loans amounted to $1.4 million as of June 30, 2015 and $3.8 million as of December 31, 2014, respectively. The average balance of these loans for the quarter ended June 30, 2015 was $1.5 million as compared with $3.9 million for the year ended December 31, 2014. At the date that impaired loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against the current year earnings. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of June 30, 2015 and December 31, 2014 including the recorded investment on the balance sheet and the unpaid principal balance is shown below:

				Six Months Ended
	At June 30, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$318	333	-	321	-
Commercial and industrial	131	250	-	190	-
Construction and land development	444	444	-	464	9
Total	893	1,027	-	975	9

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	-	-	-	-	-
Commercial and industrial	300	300	300	300	-
Construction and land development	228	228	12	232	5
Consumer	27	27	27	29	-
Total	555	555	339	561	5

Total impaired loans	$1,448	1,582	339	1,536	14

				For the year ended
	At December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Commercial and industrial	$172	292	-	235	-
Total	172	292	-	235	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,604	2,619	130	2,629	100
Commercial and industrial	317	320	292	320	-
Construction and land development	685	685	79	713	29
Consumer	29	29	29	30	-
Total	3,635	3,653	530	3,692	129

Total impaired loans	$3,807	3,945	530	3,927	129

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)

Includes income recognized in earnings for impaired accruing loans only. All non-accrual loans did not have any interest recognized in the six months ended June 30, 2015 and year ended December 31, 2014.

(c)	Non-accrual and Past Due Loans

A loan is considered past due when payment is 30 days or more late based on the contractual terms of the loan.  As shown in the table below, the Bank had $0 and $8,000 of loans past due 30 days or more that were not on non-accrual status as of June 30, 2015 and December 31, 2014, respectively. The tables below present past due balances at June 30, 2015 and December 31, 2014 and by loan segment allocated between performing and impaired status:

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired(1)	Total Loans
	(In Thousands)
June 30, 2015
Residential real estate:
Mortgage	$-	-	-	119,890	318	120,208
Multi-family	-	-	-	10,399	-	10,399
Commercial and industrial	-	-	-	272,352	431	272,783
Commercial real estate	-	-	-	284,653	-	284,653
Construction and land development	-	-	-	77,801	672	78,473
Consumer	-	-	-	7,025	27	7,052
Other	-	-	-	802	-	802
	$-	-	-	772,922	1,448	774,370

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and performing	Impaired(2)	Total Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$-	-	-	108,325	2,604	110,929
Multi-family	-	-	-	11,310	-	11,310
Commercial and industrial	-	-	-	235,422	489	235,911
Commercial real estate	-	-	-	271,001	-	271,001
Construction and land development	-	-	-	58,158	685	58,843
Consumer	8	-	8	5,878	29	5,915
Other	-	-	-	875	-	875
	$8	-	8	690,969	3,807	694,784
(1)	Of the $1.4 million in impaired loans as of June 30, 2015, $672,000 were accruing and were not in past due status.
(2)	Of the $3.8 million in impaired loans as of December 31, 2014, $3.1 million were accruing and were not in past due status.

At June 30, 2015 and December 31, 2014, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $776,000 and $695,000 at June 30, 2015 and December 31, 2014, respectively. At the date such loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $2,000 and $72,000 for the periods ended June 30, 2015 and December 31, 2014, respectively.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(d)	Troubled Debt Restructure (TDR)

The Bank attempts to work with borrowers when possible to extend or modify terms to better align with their current ability to repay. These extensions and modifications are made in accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower that would have otherwise not been granted and is not available to other borrowers. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without a modification.  Examples of concessions that would qualify as a TDR include: 1) a reduction in interest rates, 2) extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, 3) principal forgiveness, 4) reduction of accrued interest or 5) a period of interest only payments. When evaluating if it is in the Bank’s interest to restructure troubled debt, management may consider whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of whether a restructuring of a loan meets the criteria for classification as a TDR is subjective in nature and management judgment is required in the evaluation process. As of June 30, 2015 and June 30, 2014 there were $444,000 and $2.9 million, respectively, of TDRs that were performing. As of June 30, 2015, one mortgage loan was classified as a TDR.  As of June 30, 2014 the TDRs were categorized as one mortgage loan and one construction and land development loan. A TDR is considered an impaired loans pursuant to U.S. GAAP. No loans were restructured or modified due to declining credit quality during the six months ended June 30, 2015.

Of the $2.9 million in loans reported as TDRs as of December 31, 2014, $2.4 million was paid off during the period ended June 30, 2015. No TDRs were foreclosed upon during the period ended June 30, 2015. As of June 30, 2015 and June 30, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management at the end of each calendar quarter. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. There were no changes to the allowance for loan losses methodology during the six months ended June 30, 2015.

Key components of the estimation process are as follows: (1) loans determined by management to be impaired are evaluated individually and specific allowances are determined based on the difference between the outstanding loan amount and the net realizable value of the present value of expected future cash flows or the collateral less estimated cost to sell (if collateral dependent); (2) loans not meeting the definition of impairment are segmented based on similar collateral types and evaluated on a pool basis; (3) loss rates for the segments are calculated based on historical gross charge offs (or minimum loss rates if no historical gross charge offs) over the lookback period determined to be most appropriate by management and, multiplied by the loss emergence period (LEP).  The LEP is the period between when initial deterioration in the borrower’s financial capacity to the time of charge-off.  The historical loss factors are then adjusted by management to reflect the current outlook for each of the following qualitative factors:

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method:

	Real Estate Mortgage	Real Estate Multi-family	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total Loans
	(In Thousands)
June 30, 2015
Loans	$120,208	10,399	272,783	284,653	78,473	7,052	802	774,370
Loans individually evaluated for impairment	318	-	431	-	672	27	-	1,448
Loans collectively evaluated for impairment	119,890	10,399	272,352	284,653	77,801	7,025	802	772,922
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

December 31, 2014
Loans	$110,929	11,310	235,911	271,001	58,843	5,915	875	694,784
Loans individually evaluated for impairment	2,604	-	489	-	685	29	-	3,807
Loans collectively evaluated for impairment	108,325	11,310	235,422	271,001	58,158	5,886	875	690,977
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Consumer loans are charged off no later than when the loan becomes 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The following table provides a roll forward of the allowance for loan losses from December 31, 2013 to June 30, 2014 and December 31, 2014 to June 30, 2015 by loan segment:

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, December 31, 2013	$1,368	1,995	2,754	997	61	29	7,204
Charged-off loans	-	-	-	-	-	-	-
Recovery of previously charged-off loans	-	-	1	11	-	-	12
Provision for loan losses	373	546	490	(4)	33	(29)	1,409
Balances, June 30, 2014	$1,741	2,541	3,245	1,004	94	-	8,625

Balances, December 31, 2014	$1,244	2,402	3,131	1,675	62	4	8,518
Charged-off loans	(6)	(293)	-	-	(8)	-	(307)
Recovery of previously charged-off loans	-	16	-	76	-	-	92
Provision for loan losses	18	536	136	308	9	2	1,009
Balances, June 30, 2015	$1,256	2,661	3,267	2,059	63	6	9,312

Balances, June 30, 2015
Allowance for loans individually evaluated for impairment	$-	300	-	12	27	-	339
Allowance for loans collectively evaluated for impairment	$1,256	2,361	3,267	2,047	36	6	8,973
Balances, December 31, 2014
Allowance for loans individually evaluated for impairment	$130	292	-	79	29	-	530
Allowance for loans collectively evaluated for impairment	$1,114	2,110	3,131	1,596	33	4	7,988

The following table shows the allowance allocation by loan classification for accruing and impaired loans at June 30, 2015 and December 31, 2014:

	Accruing Loans		Impaired Loans		Total Allowance for Loan Losses
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
	(In Thousands)
Residential real estate	$1,256	1,114	-	130	1,256	1,244
Commercial and industrial	2,361	2,110	300	292	2,661	2,402
Commercial real estate	3,267	3,131	-	-	3,267	3,131
Construction and land development	2,047	1,596	12	79	2,059	1,675
Consumer	36	33	27	29	63	62
Other	6	4	-	-	6	4
	$8,973	7,988	339	530	9,312	8,518

(f)	Residential Lending

At June 30, 2015, the Bank had approximately $26.4 million of mortgage loans held-for-sale compared with approximately $27.2 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or market and consist of two distinct groups, secondary market and portfolio mortgage loans held-for-sale. Secondary market loans are typically sold at or before loan closing to an investor on a loan-by-loan basis and generally settle within two weeks of loan closing. At June 30, 2015 and December 31, 2014 the Bank had $4.5 million and $4.7 million, respectively of secondary

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

market loans. Portfolio mortgage loans held-for-sale are maintained on the Bank’s core loan accounting system and sold in pools or individually within 180 days of being classified as held-for-sale. All loan sales executed by the Bank include the transfer of servicing rights to the investor.  The Bank had $21.9 million and $22.6 million of portfolio mortgage loans held-for-sale as of June 30, 2015 and December 31, 2014, respectively.  In the first six months of 2015 the Bank sold $26.2 million of portfolio loans held-for-sale for a gain of $552,000.

The secondary market mortgage sales are typically on a best efforts basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development (HUD) guidelines. Generally, the investor has delegated underwriting authority to the Bank.

Credit risk is generally transferred to the investors upon sale, however, the investors may have recourse rights for up to six months after the loan sale during which the Bank would be obligated to repurchase the loan if the borrower defaults during the recourse period. Also, the purchase agreements require the Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, the Bank is obligated to either repurchase the loan for the unpaid principal balance and related investor fees or make the investor whole for the economic benefits of the loan.

Based on information currently available, management believes that it does not have a material exposure to losses that may arise relating to borrower defaults or the representations and warranties that it has made in connection with its mortgage loan sales.

At June 30, 2015, the Bank has $120.2 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

(4) Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

The Bank has entered into interest rate swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments, the Bank also entered into offsetting positions in order to minimize risk. These swaps qualify as derivatives, but are not designated as hedging instruments.

Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Bank, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Bank owes the customer or counterparty and has no credit risk.

A summary of interest rate swaps to facilitate customer transactions as of June 30, 2015 and December 31, 2014 is included in the following table:

	Notional Amount	Estimated assets fair value	Estimated liability fair value
	(In Thousands)
Interest rate swap agreements:
Pay fixed / Receive variable swaps – June 30, 2015	$18,674	132	132
Pay fixed / Receive variable swaps – December 31, 2014	12,699	573	573

As part of its activities to manage interest rate risk, the Bank entered into three delayed interest rate swap agreements in 2014 to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate. In 2015 the Bank entered into one interest rate swap agreement designated as a cash flow hedge intended to protect against the variability of cash flows on selected LIBOR based loans.  The interest rate swap hedges the interest rate risk, wherein the Bank receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The interest rate swap agreements were entered into to convert a portion of its forecasted variable-rate debt to a fixed rate,

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which is a cash flow hedge of a forecasted transaction. In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive Loss and will be recognized on the Consolidated Statements of Income over the original terms of the contract commencing in November 2015 and concluding May 2021.

The terms of the individual contracts within the existing relationship at June 30, 2015 and December 31, 2014 is as follows:

					June 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Liabilities	Unrealized Loss in Accumulated Other Comprehensive Loss	Liabilities	Unrealized Loss in Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Interest Rate Swap	$-	1 month LIBOR plus 35 basis points	2.99%	Nov. 2015 - May 2021	$-	-	297	183
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	2.98	May 2016 - May 2021	275	170	196	121
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	3.03	March 2017 - May 2021	156	96	118	73
Interest Rate Swap	25,000	2.09%	1.50	April 2015 - April 2022	704	434	-	-
	$45,000				$1,135	700	611	377

The cash flow hedges were determined to be fully effective during the period presented. And therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the interest rate swap is recorded in other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Bank discontinues hedge accounting. Related to the terminated hedge approximately $29,000 will be reclassified from accumulated other comprehensive (loss) income in the next twelve months.

(5)	Fair Value of Financial Instruments

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective June 30, 2015 and December 31, 2014. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
June 30, 2015
Investment securities (AFS)
U.S. government agencies	$45,616	-	45,616	-
State and municipal securities	45,125	-	45,125	-
Corporate notes	8,696	-	8,696	-
Mortgage-backed securities	113,659	-	113,659	-
Total investment securities available-for-sale	213,096	-	213,096	-
Derivative assets	132	-	132	-
Total assets at fair value	$213,228	-	213,228	-

Derivative liabilities	$1,268	-	1,268	-
Total liabilities at fair value	$1,268	-	1,268	-

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Investment securities (AFS)
U.S. government agencies	$14,257	-	14,257	-
State and municipal securities	39,244	-	39,244	-
Corporate notes	8,798	-	8,798	-
Mortgage-backed securities	158,163	-	158,163	-
Total investment securities available-for-sale	220,462	-	220,462	-
Derivative assets	573	-	573	-
Total assets at fair value	$221,035	-	221,035	-

Derivative liabilities	$1,184	-	1,184	-
Total liabilities at fair value	$1,184	-	1,184	-

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

(a)	Impaired Loans

Certain impaired loans are reported at the fair value and is measured based on the value of the underlying collateral securing the loans and is determined using several methods.  The fair value of real estate is generally determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions. As of June 30, 2015 and December 31, 2014, impaired loans with a carrying value of $1.4 million and $3.8 million, were reduced by specific valuation allowance allocations totaling $339,000 and $530,000 to a net reported fair value of $1.1 million and $3.3 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

(b)	Other Real Estate Owned (OREO)

Other real estate is measured and reported on the value of the collateral securing the real estate and is determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  As of June 30, 2015 and December 31, 2014, OREO was $2.7 million and $3.4 million, respectively. OREO is included in Level 3 of the valuation hierarchy.

The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the period ended June 30, 2015, there were no transfers between levels.

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

(a)	Cash and due from banks, federal funds sold, and interest-bearing time deposits in banks

The carrying amounts of cash, due from banks, interest-bearing time deposits in banks and federal funds sold approximate their fair values due to their short-term nature and liquidity.

(b)	Securities held-to-maturity

Fair values for securities held-to-maturity are based on quoted market prices. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs, market spreads, and cash flows or quoted prices of securities with similar characteristics.

(c)	Loans, net

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(d)	Mortgage loans held-for-sale

The inputs for valuation of these assets are based on the anticipated sales prices of these loans as the loans are usually sold within a few weeks to four months of their origination.

(e)	Deposits, Federal funds purchased, Federal Home Loan Bank of Cincinnati advances and subordinated debt

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

(f)	Off-balance sheet instruments

The fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credits do not represent a significant value to the Company until such commitments are funded.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
June 30, 2015
Financial assets:
Cash and due from banks	$18,361	18,361	18,361	-	-
Interest-bearing time deposits in banks	215	215	215	-	-
Securities held-to-maturity	3,802	3,869	-	3,869	-
Mortgage loans held-for-sale	26,363	26,582	-	26,582	-
Loans, net	764,129	768,204	-	-	768,204

Financial liabilities:
Deposits	851,491	780,125	-	-	780,125
Federal home loan bank advances	105,300	105,453	-	-	105,453
Federal funds purchased	460	460	-	460	-
Subordinated debt	19,596	19,596	-	-	19,596

Off-balance sheet instruments:
Commitments to extend credit	213,706	-	-	-	-
Standby letters of credit	10,898	58	-	-	58

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$17,765	17,765	17,765	-	-
Interest-bearing time deposits in banks	211	211	211	-	-
Securities held-to-maturity	2,717	2,838	-	2,838	-
Mortgage loans held-for-sale	27,237	27,463	-	27,463	-
Loans, net	685,390	690,380	-	-	690,380

Financial liabilities:
Deposits	803,172	746,602	-	-	746,602
Federal home loan bank advances	70,300	70,396	-	-	70,396
Federal funds purchased	4,485	4,485	-	4,485	-
Subordinated debt	19,577	19,577	-	-	19,577

Off-balance sheet instruments:
Commitments to extend credit	179,478	-	-	-	-
Standby letters of credit	10,074	98	-	-	98

(6)	Commitments and Contingent Liabilities

The Bank is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2015	2014
	(In Thousands)
Commitments to extend credit and unfunded commitments	$213,706	179,478
Standby letters of credit	10,898	10,074

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

The Bank had $58,000 and $98,000 in off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, respectively.

From time to time, we are a party to various legal proceedings incident to our business. As of June 30, 2015 there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

(7)	Income Taxes

The Corporation and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of June 30, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 31% and 32%, respectively compared with 31% for the three and six months ended June 30, 2014.  The effective tax rate differs from the statutory Federal rate of 34% and Tennessee excise rate of 6.5% primarily due to investments in qualified municipal securities; company owned life insurance and certain non-deductible expenses. The year-over-year increase in the June 30, 2015 effective tax rate is due primarily to net operating loss carryforward for federal income tax purposes being fully utilized in 2014.

(8)	Minimum Regulatory Capital Requirements

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

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

As of June 30, 2015, management believes the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company and the Bank’s category.

Avenue Financial Holdings, Inc.’s and Avenue Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the table.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2015:
Total capital to risk weighted assets
Avenue Bank	$118,887	13.03%	$72,987	8.0%	$91,234	10.0%
Avenue Financial	119,392	13.06	73,135	8.0	91,419	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	109,517	12.00	36,494	4.0	54,740	6.0
Avenue Financial	90,022	8.85	36,567	4.0	54,851	6.0
Tier 1 capital to average assets (*)
Avenue Bank	109,517	10.41	42,095	4.0	52,619	5.0
Avenue Financial	90,022	8.55	42,110	4.0	N/A	5.0

At December 31, 2014:
Total capital to risk weighted assets
Avenue Bank	$98,118	11.80%	$66,503	8.0%	$83,129	10.0%
Avenue Financial	118,118	14.00	67,505	8.0	84,381	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	89,600	10.78	33,252	4.0	49,877	6.0
Avenue Financial	89,600	10.62	33,752	4.0	50,628	6.0
Tier 1 capital to average assets (*)
Avenue Bank	89,600	9.21	38,916	4.0	48,645	5.0
Avenue Financial	89,600	9.21	38,916	4.0	N/A	5.0

(*)Average assets for the above calculations were based on the most recent quarter.

(9)	Capital Stock

The Corporation’s charter authorizes 10,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

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

On September 15, 2011, the Corporation redeemed all preferred shares the Corporation originally issued to Treasury under the CPP. The Corporation paid Treasury approximately $7.8 million, which included accrued dividends. Concurrently, the Corporation entered into a Securities Purchase Agreement with Treasury, pursuant to which the Corporation issued 18,950 shares of Senior Non Cumulative Perpetual Preferred Stock, Series C (Preferred Stock), having a liquidation amount per share of $1,000, for a total purchase price of $18,950,000. The Corporation contributed $18.14 million of the purchase price to its wholly owned subsidiary, the Bank. On March 2, 2015, the Corporation redeemed all 18,950 outstanding shares of the Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Dividends. The Corporation has not paid any cash dividends on our common stock since inception; however, our growth plans may provide the opportunity for us to consider a dividend program at some point in the future. Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Tennessee Department of Financial Institutions, pay any dividends to the Corporation in a calendar year in excess of the total of the Company’s net profits for that year plus the retained profits for the preceding two years. Our future dividend policy will depend on earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Other Comprehensive Income (Loss)

Significant amounts reclassified out of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are as follows:

Amounts Reclassified From		Three Months Ended		Six Months Ended
Accumulated Other Comprehensive	Affected Line Items in the	June 30,		June 30,
Income (Loss)	Consolidated Statements of Income	2015	2014	2015	2014
		(In Thousands)
Gains (loss) realized on sale of investment securities	Net gain (loss) on sale of available-for-sale securities	$215	(2)	215	12
Tax effect	Income tax expense (benefit)	(82)	1	(82)	(5)
Total reclassifications out of accumulated other comprehensive income (loss)		$133	(1)	133	7

The activity in accumulated other comprehensive income (loss) for the six months ended at June 30, 2015 and 2014 is as follows

	2015			2014
	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In Thousands)
Beginning Balance, December 31,	$(2,108)	(377)	(2,485)	(5,719)	-	(5,719)
Other comprehensive income (loss) before reclassifications	(379)	(566)	(945)	3,097	(55)	3,042
Amounts reclassified from accumulated other comprehensive income	133	-	133	7	-	7
Period Change	(246)	(566)	(812)	3,104	(55)	3,049
Ending Balance, June 30,	$(2,354)	(943)	(3,297)	(2,615)	(55)	(2,670)

:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at June 30, 2015 and December 31, 2014 and our results of operations for the three and six months ended June 30, 2015 and 2014. The following discussion and analysis is intended to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

Net income available to common stockholders rose 33.6% to $1.6 million for the three months ended June 30, 2015 compared with $1.2 million for the three months ended June 30, 2014.  Net income per diluted share increased 14.3% to $0.16 in the second quarter of 2015 compared with $0.14 in the second quarter of 2014.  For the six months ended June 30, 2015 net income available to common stockholders increased $1.2 million from $1.8 million to $3.0 million, or a 66.3% increase, for the six months ended June 30, 2014.   Diluted net income per common share was $0.31 and $0.21 for the six months ended June 30, 2015 and 2014, respectively.  The increase in net income available to common stockholders and earnings per diluted share for the three and six months ended June 30, 2015 can be attributed to the increase in net interest income due to significant loan growth and the increase in non-interest income generated by the sale of bulk mortgage loans and mortgage banking income.

Total assets increased $77.6 million, or 7.8% to $1.08 billion at June 30, 2015, from $998.4 million at December 31, 2014. Net loans increased $78.7 million, or 11.5% to $764.1 million at June 30, 2015 compared with $685.4 million at December 31, 2014.

Deposits totaled $851.5 million at June 30, 2015 an increase of $48.3 million, or 6.0%, compared with $803.2 million at December 31, 2014, with growth coming from the non-interest and interest bearing demand deposit, and time deposit categories. Stockholders’ equity decreased to $89.7 million, or $8.74 per common share, at June 30, 2015, from $91.6 million, or $8.41 per common share, at December 31, 2014. The decrease was due to the payoff of the Series C Preferred Stock in the first quarter of 2015, mostly offset by proceeds from the Initial Public Offering (IPO) and earnings.

The following table presents certain ratios of our results of operations for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Return on average assets	0.60%	0.51	0.59	0.40
Return on average common stockholders' equity	7.04	7.10	7.05	5.50
Average stockholders' equity to average total assets	8.55	7.18	8.32	7.21

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

The following table presents a summary of our statements of income, including the percentage change in each category for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 and the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		from Prior	June 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Interest and dividend income	$9,383	8,237	13.9%	$18,217	16,057	13.5%
Interest expense	1,296	952	36.1	2,565	1,896	35.3
Net interest income	8,087	7,285	11.0	15,652	14,161	10.5
Provision for loan losses	855	549	55.7	1,009	1,409	(28.4)
Net interest income after provision for loan losses	7,232	6,736	7.4	14,643	12,752	14.8
Non-interest income	1,875	915	104.8	3,131	1,702	83.9
Non-interest expense	6,824	5,862	16.4	13,297	11,707	13.6
Net income before income taxes	2,283	1,789	27.7	4,477	2,747	63.1
Income tax expense	698	555	25.8	1,434	842	70.3
Net income	1,585	1,234	28.4	3,043	1,905	59.7
Dividends on preferred stock	-	(47)	(100.0)	(32)	(95)	(66.3)
Net income available to common stockholders	$1,585	1,187	33.6%	$3,011	1,810	66.4%

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

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Net interest income increased $802,000, or 11.0%, to $8.1 million for the three months ended June 30, 2015 from $7.3 million for the three months ended June 30, 2014. This was due primarily to growth in loans, offset partially by higher interest costs associated with $20.0 million in subordinated debt issued in December 2014.  Average loans outstanding from the second quarter of 2014 to the second quarter of 2015 increased 13.1%

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Net interest income increased $1.5 million, or 10.5%, to $15.7 million for the six months ended June 30, 2015 from $14.2 million for the six months ended June 30, 2014. This was due to an increase in total interest income of $2.2 million, or 13.5%, and an increase in total interest expense of $670,000, or 35.3%. The increase in total interest income was primarily attributable to a 15.2% increase in average loans outstanding from the first six months of 2014 compared with the first six months of 2015. The increase in total interest expense was due primarily to $696,000 of interest expense related to the subordinated debt that was issued in the fourth quarter of 2014.

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

The following tables show, for the three and six months ended June 30, 2015 and 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In thousands, except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$215	-	0.74%	$336	1	0.85%
Investments (1) (3)	223,038	1,290	2.32	228,012	1,260	2.22
Federal funds sold	478	-	0.29	424	-	0.25
Loans held-for-sale	32,361	275	3.41	3,955	-	-
Total loans (2)	742,781	7,935	4.29	656,601	7,076	4.32
Total interest earning assets	998,873	9,500	3.81	889,328	8,337	3.76

Allowance for loan losses	(8,964)			(8,426)
Non-interest earning assets	66,003			51,701
Total assets	$1,055,912			$932,603

Interest bearing liabilities:
Interest bearing deposits:
Checking	$62,353	54	0.35%	$48,932	51	0.42%
Savings	14,601	4	0.11	8,236	3	0.15
Money market	384,892	389	0.41	390,668	451	0.46
Time deposits	162,074	326	0.81	147,511	282	0.77
Federal funds purchased	12,356	18	0.60	8,498	15	0.71
Subordinated debt	19,996	348	6.98	-	-	-
Other borrowings	102,827	157	0.61	74,951	150	0.80
Total interest bearing liabilities	759,099	1,296	0.68	678,796	952	0.56

Non-interest bearing checking	197,676			160,824
Other liabilities	8,839			7,060
Stockholders' equity	90,298			85,923
Total liabilities and stockholders' equity	$1,055,912			$932,603

Net interest spread			3.13%			3.20%
Net interest margin			3.29			3.33

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $255,000 and $131,000 are included in interest income in 2015 and 2014, respectively.
(3)	Unrealized gains/(losses) of $285,000 and $(3,768,000) are excluded from the yield calculation in 2015 and 2014, respectively.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In thousands, except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$213	1	0.75%	$647	4	1.21%
Investments (1) (3)	223,970	2,566	2.31	245,584	2,801	2.30
Federal funds sold	419	1	0.29	445	1	0.25
Loans held-for-sale	33,930	583	3.46	2,818	-	-
Total loans (2)	722,126	15,296	4.27	626,845	13,500	4.34
Total interest earning assets	980,658	18,447	3.79	876,339	16,306	3.75

Allowance for loan losses	(8,844)			(7,920)
Non-interest earning assets	63,473			51,310
Total assets	$1,035,287			$919,729

Interest bearing liabilities:
Interest bearing deposits:
Checking	$59,457	103	0.35%	$48,642	103	0.43%
Savings	14,167	8	0.11	8,172	6	0.15
Money market	388,613	775	0.40	390,300	920	0.48
Time deposits	161,906	648	0.81	138,489	513	0.75
Federal funds purchased	8,601	26	0.60	11,033	38	0.69
Subordinated debt	19,998	696	7.02	-	-	-
Other borrowings	93,214	309	0.67	75,249	316	0.85
Total interest bearing liabilities	745,956	2,565	0.69	671,885	1,896	0.57

Non-interest bearing checking	188,438			155,832
Other liabilities	8,414			6,724
Stockholders' equity	92,479			85,288
Total liabilities and stockholders' equity	$1,035,287			$919,729

Net interest spread			3.10%			3.18%
Net interest margin			3.27			3.32

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $454,000 and $263,000 are included in interest income in 2015 and 2014, respectively.
(3)	Unrealized gains/(losses) of $293,000 and $(4,117,000) are excluded from the yield calculation in 2015 and 2014, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 and the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015 Compared with the 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2015 Compared with 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$(1)	-	(1)	(3)	-	(3)
Investments	(27)	57	30	(247)	12	(235)
Federal funds sold	-	-	-	-	-	-
Loans held-for-sale	275	-	275	583	-	583
Total loans	928	(69)	859	2,052	(256)	1,796
Total interest earning assets	$1,175	(12)	1,163	2,385	(244)	2,141

Interest bearing liabilities:
Interest bearing deposits:
Checking	$14	(11)	3	22	(22)	-
Savings	2	(1)	1	4	(2)	2
Money market	(7)	(55)	(62)	(4)	(141)	(145)
Time deposits	28	16	44	87	48	135
Federal funds purchased	6	(3)	3	(8)	(4)	(12)
Subordinated debt	-	348	348	-	696	696
Other borrowings	56	(49)	7	75	(82)	(7)
Total interest bearing liabilities	99	245	344	176	493	669
Increase in net interest income	$1,076	(257)	819	2,209	(737)	1,472

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

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Our net interest spread and net interest margin were 3.13% and, 3.29% respectively, for the three months ended June 30, 2015, compared with 3.20% and 3.33%, respectively, for the three months ended June 30, 2014. Our average interest earning assets for the three months ended June 30, 2015 increased $109.6 million, or 12.3%, to $998.9 million from $889.3 million for the three months ended June 30, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $80.3 million, or 11.8%, to $759.1 million for the three months ended June 30, 2015 from $678.8 million for the three months ended June 30, 2014. This increase in our average interest bearing liabilities was primarily due to an increase of $28.6 million in all deposit liabilities and the issuance of $20.0 million of subordinated debt in the fourth quarter of 2014. The ratio of our average interest earning assets to average interest bearing liabilities was 131.6% and 131.0% for the three months ended June 30, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.81% for the three months ended June 30, 2015, compared with 3.76% for the three months ended June 30, 2014. This increase was due to new loans generated, increases in bond yields and a cash flow hedge that began generating income in the second quarter of 2015. The average rate paid on interest bearing liabilities was 0.68% for the three months ended June 30, 2015, compared with 0.56% for the three months ended June 30, 2014. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014 slightly offset by growth in noninterest-bearing demand deposits. The subordinated debt increase the average rate paid on interest bearing liabilities by 0.17%.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Our net interest spread and net interest margin were 3.10% and 3.27%, respectively, for the six months ended June 30, 2015, compared with 3.18% and 3.32%, respectively, for the six months ended June 30, 2014. Our average interest earning assets for the six months ended June 30, 2015 increased $104.4 million, or 11.9%, to $980.7 million from $876.3 million for the six months ended June 30, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $74.1 million, or 11.0%, to $746.0 million for the six months ended June 30, 2015 from $671.9 million for the six months ended June 30, 2014. This increase in our average interest bearing liabilities was primarily due to an increase of $38.5 million in all deposit liabilities and the issuance of $20.0 million of subordinated debt in the fourth quarter of 2014. This increase in our average interest bearing liabilities was primarily due to an increase in all deposit liabilities and the issuance of subordinated debt in the fourth quarter of 2014. The ratio of our average interest earning assets to average interest bearing liabilities was 131.5% and 130.4% for the six months ended June 30, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.79% for the six months ended June 30, 2015, compared with 3.75% for the six months ended June 30, 2014. This slight increase was due to the change in earning asset mix due to an increase in new loans generated. The average rate paid on interest bearing liabilities was 0.69% and 0.57% for the six months ended June 30, 2015 and 2014, respectively. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014 which increased the average rate paid on interest bearing liabilities by 0.17%.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our Allowance Committee, Audit Committee and Board of Directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into various segments that include classified loans, impaired loans and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, impaired and doubtful impaired, with some general allocation of reserves based on these grades. At June 30, 2015, total loans rated special mention and substandard were $3.8 million, or 0.48% of total loans, compared with $3.6 million, or 0.53% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with one of the following measures (1) present value of expected future cash flow discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral, less selling costs, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off over a look back period, plus qualitative adjustments multiplied by the loss emergence period (LEP) by loan segment. Management analyzes all loan charge-offs occurring during the previous six years by loan segment, except construction and land development which uses the previous five years to obtain the look back period.  The LEP is the period between when initial deterioration in the borrower’s financial capacity to the time of charge-off. A LEP is calculated for each loan segment and then averaged and applied as a multiplier to the general loss exposer factor, adjusted for qualitative factors and used to calculate general loss reserve amount. Qualitative factors used are as follows:

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

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Provision for loan losses totaled $855,000 for the three months ended June 30, 2015 and $549,000 for three months ended June 30, 2014. The increase was due primarily to loan growth and mix compared with the second quarter of 2014.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

The provision expense for loan losses was $1.0 million for the six months ended June 30, 2015, a decrease of $400,000 from $1.4 million for the same period in 2014. This decrease in provision for loan losses is primarily due to lower net loan growth and an improved loan segment mix compared with the first six months of 2014.

Non-accruing loans slightly increased to $776,000, or 0.10% of total loans, at June 30, 2015 from $695,000, or 0.10% of total loans, at December 31, 2014. During the first six months of 2015, we had net charged-off loans totaling $215,000, compared with net recoveries of $11,000 for the same period in 2014. The allowance for loan losses totaled $9.3 million or 1.20% of total loans, at June 30, 2015 compared with $8.5 million, or 1.23% of total loans, at December 31, 2014.

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

The following tables present a summary of non-interest income, including the percentage change in each category, for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 and the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		from Prior	June 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Non-interest income:
Customer service fees	$743	593	25.3%	$1,414	1,210	16.9%
Mortgage banking income from sales, net of commissions	417	202	106.7	622	239	160.3
Increase in cash surrender value of life insurance	184	122	51.0	328	241	36.1
Net gain on sales of bulk mortgage loans	316	-	-	552	-	-
Net gain (loss) on sale of investment securities	215	(2)	10,850.0	215	12	1,691.7
Total non-interest income	$1,875	915	104.9%	$3,131	1,702	84.0%

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Non-interest income doubled to $1.9 million, an increase of $1.0 million, or 104.9%, in the second quarter of 2015 from $915,000 in second quarter of 2014.  We reported growth in every major non-interest income category since last year that benefited from overall growth in assets, growth in number of customer accounts and volume related fees. Customer service fees increased $150,000, or 25.3%, to $743,000 in the second quarter of 2015 compared with the second quarter of 2014 primarily due to commercial swap fees.  Mortgage banking income from sales, net of commissions on secondary market loans, increased $215,000, or 106.7%, to $417,000 in the second quarter of 2015 compared with 2014.  Cash surrender value of life insurance rose 51.0% to $184,000 and an additional $5.0 million of company owned life insurance was purchased in the second quarter of 2015. In the second quarter of 2015, three groups of bulk mortgage portfolio loans were sold totaling $15.0 million resulting in a $316,000 gain on sale. There were no comparable sales of bulk mortgage portfolio loans in the second quarter of 2014.  Gains on the sale of available-for-sale securities during the second quarter of 2015 totaled $215,000, compared with a loss of $2,000 in the same quarter the prior year.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Non-interest income increased $1.4 million, or 84.0%, to $3.1 million in the first six months of 2015 from $1.7 million in the first six months of 2014 primarily as a result of higher mortgage banking income from sales, net of commissions, and higher gains for bulk mortgage loan sales in both the secondary market and portfolio loans as well as investment security sale gains. Customer service fees increased $204,000, or 16.9%, to $1.4 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 due to increases in the number of loan and deposit accounts. Mortgage banking income from sales, net of commissions on secondary market loans, increased $383,000, or 160.3%, to $622,000 from the six months ended June 30, 2015 compared with 2014. In the first six months of 2015, five groups of bulk mortgage portfolio loans were sold totaling $26.2 million resulting in a $552,000 gain on sale. Gains on the sale of available-for-sale securities during the first six months of 2015 totaled $215,000, compared with $12,000 of sales during the same period in 2014.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 and the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		from Prior	June 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$4,001	3,361	19.0%	$7,915	6,856	15.4%
Equipment and occupancy	814	865	(5.9)	1,654	1,756	(5.8)
Data processing	376	356	5.6	805	682	18.0
Advertising, promotion & public relations	197	148	33.1	381	296	28.7
Legal and accounting	408	219	86.3	683	405	68.6
FDIC insurance and other regulatory assessments	226	184	22.8	418	364	14.8
Other real estate (income) expense	23	3	666.7	(18)	16	(212.5)
Other expenses	779	726	7.3	1,459	1,332	9.5
Total non-interest expense	$6,824	5,862	16.4%	$13,297	11,707	13.6%

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

For the three months ended June 30, 2015, non-interest expenses totaled $6.8 million, an increase of $1.0 million, or 16.4%, from $5.9 million in the prior quarter period. The increase was due primarily to higher compensation costs related to growth in employee headcount, volume related costs attributable to loans, deposits, and data processing, and higher legal, accounting and insurance related to public company expenses. These increases were offset partially by a $120,000 recovery on an operating loss that was taken in the fourth quarter of 2014.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

For the six months ended June 30, 2015, non-interest expenses totaled $13.3 million, an increase of $1.6 million, or 13.6%, from $11.7 million in the prior quarter period. This increase was primarily due to increases in salary expenses of $1.1 million and combined increases in advertising, legal and accounting, regulatory and other expenses of $544,000, which include various items, related to our growth, increased volume of business and higher legal, accounting and insurance related to public company expenses.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls and compliance requirements. At the same time, management seeks to contain costs whenever prudent and in the second quarter of 2015 various large vendor contracts including our core processor, portfolio accounting and audit vendors were renegotiated as a cost savings measure. The estimated annual savings to future noninterest expenses is $500,000.  Also, the majority of new employee hires occurred in the second quarter of 2015 and minimal additions are expected for the remainder of 2015. Our success in this regard is evident in the favorable trend in our efficiency ratio from 71.49% as of the three months ended June 30, 2014 to 68.50% as of the three months ended June 30, 2015.  The efficiency ratio is a widely followed metric in the banking industry which measures operating expenses as a percentage of net revenue.

The following tables present the efficiency ratio, unadjusted for operation expenses, for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30, 2014
	2015	2014	2015	2014
	(Dollars in thousands)
Non-interest expense (numerator)	$6,824	5,862	13,298	11,707
Net interest income	8,087	7,285	15,652	14,162
Non-interest income	1,875	915	3,131	1,702
Operating revenue (denominator)	9,962	8,200	18,783	15,864
Efficiency Ratio	68.50%	71.49	70.80	73.80

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make, periodic increases in surrender value of company-owned life insurance policies for certain Bank officers and our overall taxable income.

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Income tax expense was $698,000 for the three months ended June 30, 2015, compared with $555,000 for the three months ended June 30, 2014. Our effective tax rate for three months ended June 30, 2015 and 2014 was 31%.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Income tax expense was $1.4 million for the six months ended June 30, 2015, compared with $843,000 million for the six months ended June 30, 2014. Our effective tax rates for the six months ended June 30, 2015 and 2014 were 32% and 31% respectively. The increase in the 2015 effective tax rate is due primarily to net operating loss carryforward for federal income tax purposes being fully utilized in 2014.

Dividends

Dividends paid to U.S. Department of the Treasury on our Series C Preferred Stock totaled $32,000 for the six months ended June 30, 2015 and equaled one percent per annum as a percentage of the liquidation amount compared with $95,000 for the same period ended June 30, 2014. There were no dividends paid on Series C Preferred Stock for the three months ended June 30, 2015 and $47,000 for the three months ended June 30, 2014.  On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at June 30, 2015 were $1.08 billion, an increase of $77.6 million, or 7.8%, over total assets of $998.4 million at December 31, 2014. The primary driver of the increase in assets was an increase in total loans of $79.5 million, or 11.5%, to a record $773.4 million at June 30, 2015 compared with $693.9 million at December 31, 2014. Mortgage loans held-for-sale decreased slightly by $0.9 million, or 3.2%, to $26.4 million at June 30, 2015 compared with $27.2 million at December 31, 2014. Securities available-for-sale were $213.1 million at June 30, 2015 compared with $220.5 million at December 31, 2014, a decrease of $7.4 million from investment sales, maturities, prepayments and calls. Cash surrender value of company owned life insurance totaled $25.4 million at June 30, 2015, up $5.3 million, or 26.6%, compared with $20.0 million at December 31, 2014. The Company purchased an additional $5.0 million of company owned life insurance in the second quarter of 2015.

Earning assets include loans, mortgage loans held-for-sale, securities, and short-term investments. Including company owned life insurance contracts and based on our business model, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at June 30, 2015 were $1.05 billion, or 97.2% of total assets of $1.08 billion. Earning assets at December 31, 2014 were $967.5 million, or 96.9% of total assets of $998.4 million. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

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

Our available-for-sale securities, carried at their fair market value, decreased to $213.1 million as of June 30, 2015 from $220.5 million at December 31, 2014. The decrease in available-for-sale securities was due to investment sales, maturities, prepayments and calls. The Bank had security sales of $32.2 million during the six months ended June 30, 2015. As of June 30, 2015, investment securities having a carrying value of $26.6 million were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

At June 30, 2015 and December 31, 2014, we had no federal funds sold. Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At June 30, 2015, there were no holdings of securities of any issuer, other than U.S. government agencies, in an amount greater than 10% of our stockholders’ equity.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$120,208	15.52%	$110,929	15.97%
Multi-family	10,399	1.34	11,310	1.63
Commercial and industrial	272,787	35.23	235,911	33.95
Commercial real estate	284,653	36.76	271,001	39.01
Construction and land development	78,473	10.13	58,843	8.47
Consumer	7,052	0.91	5,915	0.85
Other	798	0.11	875	0.12
Total Loans	774,370	100.00%	694,784	100.00%
Net deferred loan origination costs and fees	(929)		(876)
Less: Allowance for loan losses	(9,312)		(8,518)
Net Loans	$764,129		$685,390

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on commercial real estate (CRE) and commercial and industrial lending, which constituted 72% of our loan portfolio as of June 30, 2015. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial and industrial lending. Our loan growth since inception has been reflective of the market we serve. Our CRE and commercial and industrial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

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

Our Bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our Bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

•	we closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible so that these loans may be classified or placed on a watch list;
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

As of June 30, 2015 and December 31, 2014, we had impaired loans of $1.4 million and $3.8 million, respectively, inclusive of non-accrual loans. We allocated $339,000 and $530,000 of our allowance for loan losses at June 30, 2015 and December 31, 2014, to these impaired loans, respectively. We had $307,000 and $345,000 of year to date charge-offs against impaired loans as of June 30, 2015 and December 31, 2014, respectively. A loan is considered impaired if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan, but impairment does not always indicate credit loss. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less selling costs if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. For collateral dependent loans any impairment is included in the allowance for loan losses immediately.  Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $1.4 million of impaired loans reported as of June 30, 2015, $318,000 were residential real estate mortgages, $672,000 were construction and land development loans, $431,000 were commercial and industrial loans, and $27,000 were consumer loans.

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

Allowance for Loan Losses

Our net charge-offs as a percentage of average loans for the six months ended June 30, 2015 and the year ended December 31, 2014 was 0.06% compared with 0.05% respectively. The largest balance of our charge-offs is on commercial and industrial loans; however, recoveries in commercial and industrial loans and construction and land development offset a portion of the loan charge-offs.

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2015.

Cash Surrender Value of Company Owned Life Insurance

At June 30, 2015, we maintained investments of $25.4 million in company owned life insurance policies as protection against the loss of key employees, as compared with $20.0 million at December 31, 2014. Our tax equivalent yield on these products was 4.47% for the six months ended June 30, 2015 and 4.59% and year ending December 31, 2014. In the second quarter of 2015 the Company purchased and additional $5.0 million of single premium whole life insurance policies.

Deferred Tax Asset

We had a net deferred tax asset of $8.6 million as of June 30, 2015 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets as of June 30, 2015 compared with $7.4 million as of December 31, 2014, is primarily a result of changes in the net unrealized gains/loss on securities available-for-sale and interest rate swap agreements.

Deposits

The principal funding source for our asset growth is client deposits. We offer a competitive array of deposit and commercial treasury services, including checking, savings, money market and time deposit accounts, very similar to many competitors in the market place. Our business model has a heavy emphasis on banking small and medium size commercial operating companies, local not-for-profit organizations and middle market real estate developers. Accordingly, we have a heavy emphasis on commercial checking accounts as a key, low cost funding source. We offer participation in the Certificate of Deposit Account Registry Service, or CDARs and Insured Cash Sweep service (ICS), through our membership with Promontory Interfinancial Network. This enables our Bank to provide deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit in order to attract and retain large businesses, non-profit organizations and individuals who require an additional assurance of safety. The option to keep deposits on the balance sheet or, with customer permission, to sell such deposits (just the funding, not the relationship) to other members of the Promontory Interfinancial Network in exchange for fee income is decided based on liquidity management needs.

We promote electronic banking services by providing them to our clients without charge. These services include on-line bill pay, remote deposit capture, mobile banking and free ATM usage.

The following table presents the average balance and average rate paid on deposits for each of the following categories for the three months ended June 30, 2015 and the year ended December 31, 2014:

	Average for Six Months Ended June 30, 2015		Average for Year Ended December 31, 2014
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Types of Deposits:
Non-interest bearing demand deposits	$188,438	0.00%	$167,959	0.00%
Interest bearing demand deposits	59,457	0.35	50,208	0.40
Money market accounts	388,613	0.40	396,949	0.44
Savings accounts	14,167	0.11	9,353	0.13
Time deposits, less than $100,000	54,397	0.92	74,829	0.77
Time deposits, $100,000 and over	20,381	1.26	15,851	1.31
CDARs and ICS	87,128	0.63	56,855	0.62
Total deposits	$812,581	0.38%	$772,004	0.40%

Total average deposits for the six months ended June 30, 2015 were $812.6 million, an increase of $40.6 million, or 5.3% over total average deposits of $772.0 million for the year ended December, 31, 2014. Our intentional focus on demand deposits has resulted in an increase in average balances of $20.5 million, or 12.2%, in non-interest bearing demand deposits and an increase of $9.2 million, or 18.4%, in interest bearing demand deposits when comparing the average for the six months ended June 30, 2015 to the year ended December 31, 2014. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and into money market accounts, even as we have continued to lower the interest rates on these deposits.

The following table presents the maturities of our certificates of deposit as of June 30, 2015 and December 31, 2014:

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
June 30, 2015
Maturity
Three months or less	$45,658	10,884	56,542
Over three through six months	9,242	8,318	17,560
Over six months through one year	31,445	10,750	42,195
Over one year	15,643	37,039	52,682
Total	$101,988	66,991	168,979

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2014
Maturity
Three months or less	$39,151	15,454	54,605
Over three through six months	16,966	3,636	20,602
Over six months through one year	19,785	8,740	28,525
Over one year	18,592	38,769	57,361
Total	$94,494	66,599	161,093

Borrowed Funds

Our Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of June 30, 2015 and December 31, 2014 we had $55.0 million in long-term notes outstanding. The Bank also has outstanding advances under the Cash Management Variable Rate Advance Program (CMA) of $50.3 million and $15.3 million as of June 30, 2015 and December 31, 2014, respectively. The weighted average interest rate on all advances at June 30, 2015 and December 31, 2014 was of 0.60% and 0.68%, respectively. As of June 30, 2015, our Bank is eligible to use the Federal Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $216.6 million. As of June 30, 2015 and December 31, 2014, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $198.6 million have been pledged as collateral for potential advances.

Derivatives

As part of its activities to manage interest rate risk due to interest rate movements, the Bank enters into interest rate swaps to facilitate customer transactions and meet their financing needs. Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Bank, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Bank owes the customer or counterparty and has no credit risk.  At June 30, 2015 and December 31, 2014 the Bank had interest rate swaps to facilitate customer transactions with a notional amount of $18.7 million and $12.7 million and a fair value of $132,000 and $573,000, respectively.

The Bank has also entered into delayed interest rate swap agreements or cash flow hedges to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate. Interest rate swap agreements are entered into to convert a portion of the Bank’s forecasted variable-rate time deposits and commercial and industrial loans to a fixed rate. The Bank had at fair value $1.1 million and $611,000 of cash flow hedges as of June 30, 2015 and December 31, 2014, respectively.  The notional amount at June 30, 2015 was $45.0 million and $30.0 million at December 31, 2014. During 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive Loss and will be recognized on the Consolidated Statements of Income over the original terms of the contract commencing in November 2015 and concluding May 2021.

Subordinated Debt

On December 29, 2014, the Corporation issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75% as of June 30, 2015 and December 31, 2014.  The Subordinated Notes are reduced by the issuance costs of $404,000 and $423,000 as of June 30, 2015 and December 31, 2014, respectively.  Interest is due quarterly on the Subordinated Notes.

Stockholders’ Equity

Stockholders’ equity decreased $1.9 million to $89.7 million at June 30, 2015 from $91.6 million at December 31, 2014. The decrease in stockholders’ equity resulted from the net effect of a $14.5 million of common stock proceeds from the IPO, the payoff of $18.95 million of the Series C Preferred Stock, net income of $3.01 million, $812,000 of additional other comprehensive loss and $298,000 in additional paid-in-capital related to stock compensation expense as of June 30, 2015. The additional other comprehensive loss resulted from the unrealized losses on the bond portfolio and a new cash flow hedge purchased in 2015.  However, we have seen accumulated earnings in 2015 as net income continues to grow.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Bank has $58,000 and $98,000 in allowance for off-balance sheet exposures included in other liabilities on the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, respectively.

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

Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2015 and December 31, 2014, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The liability sensitivity present at the 100 and 200 bps increment levels is primarily attributable to a higher level of nonmaturing deposits repricing faster than our loan and investment portfolio, as well as the impact of our variable rate loans with floors. Changes were made to our model at March 31, 2015, related to our deposit beta assumptions after further review of our money market accounts. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including balance sheet growth, the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

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

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result we believe the down rate shock scenarios are not meaningful. At June 30, 2015, the (5.37)% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2014 of (5.52)% for a 200 basis point rate change due to the model assumption changes made in March 2015 as well as the increased capital base from the IPO.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At June 30, 2015			At December 31, 2014
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$183,395	180,507	173,553	$146,577	142,731	138,480
Actual dollar change	-	(2,888)	(9,842)	-	(3,846)	(8,097)
Percent change	-	(1.57)%	(5.37)%	-	(2.62)%	(5.52)%

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

The following chart presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of June 30, 2015 and December 31, 2014 on a static balance sheet.  This compares favorably to the results as of December 31, 2014 due to the model assumption changes made in March 2015 as well as the capital base from the IPO.

	Change in Net Interest Income
	At June 30, 2015			At December 31, 2014
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	(1.90)%	(1.48)	(1.02)	(3.88)	(5.53)	(6.85)
Year 2	(2.64)	(4.17)	(6.33)	(4.54)	(7.25)	(10.36)

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At June 30, 2015, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $231.7 million. Additionally, as of June 30, 2015, we had available to us approximately $88.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of June 30, 2015 and December 31, 2014 our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2015:
Total capital to risk weighted assets	$119,392	13.06%	$73,135	8.00%	$91,419	10.00%
Tier 1 capital to risk weighted assets	90,022	8.85	36,567	4.00	54,851	6.00
Tier 1 capital to average assets	90,022	8.55	42,110	4.00	N/A	5.00

At December 31, 2014:
Total capital to risk weighted assets	$118,118	14.00%	$67,505	8.00%	$84,381	10.00%
Tier 1 capital to risk weighted assets	89,600	10.62	33,752	4.00	50,628	6.00
Tier 1 capital to average assets	89,600	9.21	38,916	4.00	N/A	5.00

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incident to our business. As of June 30, 2015 there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEES

During the second quarter of 2015, we engaged in the following transactions that were not registered under the Securities Act.  In June 2015 we issued a total of 28,000 shares of our common stock to in the form of restricted share grants pursuant to compensatory plans. The shares were issued for compensatory purposes and no cash proceeds were received by the company.  No underwriter or placement agent was involved in the issuance of sale of any of these securities, and no underwriting discounts or commissions were paid. The issuance and sale of the securities described above were made in reliance upon exemptions from registration requirements under Section 4(a)(2) of the Securities Act.

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

AVENUE FINANCIAL HOLDINGS, INC

August 13, 2015	/s/ Kent Cleaver
Kent Cleaver President and Chief Operating Officer

August 13, 2015	/s/ Barbara Zipperian
Barbara Zipperian Chief Financial Officer