Form 10-Q
period 2015-09-30
Avenue Financial Holdings, Inc.
filed 2015-11-13
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 9, 2015, Avenue Financial Holdings, Inc., had 10,302,009 shares of common stock outstanding.

AVENUE FINANCIAL HOLDINGS, INC.

REPORT ON FORM 10-Q

September 30, 2015

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

•	changes in interpretation of existing law and regulation;
•	further government intervention in the U.S. financial system; and
•	other factors that are discussed in Part II, Item 1A of this Report, titled “Risk Factors.”

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

PART 1. FINANCIAL INFORMATION

ITEM 1.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and due from banks	$21,308,316	17,765,493
Federal funds sold	2,333,803	-
Cash and cash equivalents	23,642,119	17,765,493
Interest-bearing time deposits in banks	215,610	210,754
Securities available-for-sale, at fair value	210,010,981	220,461,939
Securities held-to-maturity (fair value of $4,938,566 and $2,837,721 as of September 30, 2015 and December 31, 2014, respectively)	4,862,285	2,716,908
Mortgage loans held-for-sale	18,389,280	27,237,457
Loans, net of deferred fees	812,059,281	693,907,951
Less allowance for loan losses	(9,631,617)	(8,517,744)
Net loans	802,427,664	685,390,207
Accrued interest receivable	2,647,542	2,389,997
Federal Home Loan Bank stock, at cost	3,320,400	2,924,400
Premises and equipment, net	3,310,784	3,280,186
Other real estate owned	992,001	3,375,811
Deferred tax assets	7,994,832	7,377,355
Cash surrender value of company owned life insurance	25,553,529	20,035,752
Goodwill	2,966,063	2,966,063
Other assets	1,878,003	2,234,676
Total assets	$1,108,211,093	998,366,998
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$226,049,032	170,647,052
Interest-bearing demand deposits	60,386,697	55,652,417
Savings and money market accounts	451,836,452	415,779,182
Time	162,487,542	161,092,912
Total deposits	900,759,723	803,171,563
Accrued interest payable	544,094	169,913
Federal funds purchased	-	4,485,093
Federal Home Loan Bank advances	85,300,000	70,300,000
Subordinated debt	19,606,227	19,577,295
Other liabilities	8,675,930	9,047,027
Total liabilities	1,014,885,974	906,750,891
Commitments and Contingent Liabilities
Stockholders’ equity:
Preferred Stock, no par value; 10,000,000 shares authorized, Series C, senior noncumulative perpetual preferred stock; 0 and 18,950 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	18,950,000
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 10,300,172 and 8,636,682 shares at September 30, 2015 and December 31, 2014, respectively	90,105,473	75,407,157
Additional paid-in-capital	1,742,083	1,325,445
Accumulated profit (deficit)	3,223,301	(1,581,649)
Accumulated other comprehensive loss	(1,745,738)	(2,484,846)
Total stockholders’ equity	93,325,119	91,616,107
Total liabilities and stockholders’ equity	$1,108,211,093	998,366,998

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$8,669,585	7,326,129	24,548,507	20,826,144
Taxable securities	907,043	924,639	2,739,302	2,942,420
Tax-exempt securities	258,859	187,503	704,068	669,317
Federal Funds sold and other	33,647	29,841	94,535	87,613
Total interest and dividend income	9,869,134	8,468,112	28,086,412	24,525,494
Interest expense:
Deposits	855,422	782,904	2,390,001	2,325,655
Subordinated debt	348,143	-	1,044,428	-
Other borrowings	160,908	151,837	495,500	505,002
Total interest expense	1,364,473	934,741	3,929,929	2,830,657
Net interest income	8,504,661	7,533,371	24,156,483	21,694,837
Provision (credit) for loan losses	613,705	(222,024)	1,622,338	1,186,916
Net interest income after provision (credit) for loan losses	7,890,956	7,755,395	22,534,145	20,507,921
Noninterest income:
Customer service fees	721,473	604,095	2,135,388	1,813,804
Mortgage banking income from sales, net of commissions	503,533	327,275	1,125,932	566,629
Increase in cash surrender value of life insurance	190,856	120,908	517,776	362,206
Net gain on sales of bulk mortgage loans	314,096	409,896	866,385	409,896
Net gain of sale of Small Business Administration loans	-	441,789	-	441,789
Net gain on sale of available-for-sale securities	19,247	-	234,447	11,917
Total noninterest income	1,749,205	1,903,963	4,879,928	3,606,241
Noninterest expenses:
Salaries and employee benefits	4,118,021	3,543,388	12,033,108	10,399,376
Equipment and occupancy	818,517	827,692	2,472,222	2,583,453
Data processing	414,196	356,692	1,218,911	1,039,308
Advertising, promotion, and public relations	166,531	148,648	547,414	444,733
Legal and accounting	460,651	250,131	1,143,933	655,218
FDIC insurance and other regulatory assessments	195,381	190,125	613,503	553,907
Other real estate income	(12,228)	(35,043)	(29,904)	(18,956)
Other expenses	843,210	839,987	2,302,493	2,171,752
Total noninterest expenses	7,004,279	6,121,620	20,301,680	17,828,791
Income before taxes	2,635,882	3,537,738	7,112,393	6,285,371
Income tax expense	841,441	1,122,393	2,275,333	1,964,968
Net income	1,794,441	2,415,345	4,837,060	4,320,403
Preferred stock dividends	-	(47,375)	(32,110)	(142,125)
Net income available to common stockholders	$1,794,441	2,367,970	4,804,950	4,178,278

Per share information:
Basic net income per common share available to common stockholders	$0.18	0.28	0.49	0.49
Diluted net income per common share available to common stockholders	$0.18	0.28	0.48	0.49
Weighted average common shares outstanding:
Basic	10,078,172	8,487,516	9,823,554	8,485,195
Diluted	10,197,416	8,528,926	9,932,347	8,526,605

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,794,441	2,415,345	4,837,060	4,320,403
Other comprehensive income (loss), after tax:
Unrealized appreciation (depreciation) for the period on available- for-sale securities	2,140,960	(643,863)	1,567,946	4,047,279
Tax (expense) benefit	(727,926)	218,913	(533,102)	(1,376,075)
Change in net gains (losses) on securities available-for-sale	1,413,034	(424,950)	1,034,844	2,671,204

Change in fair value of derivative instruments for the period	204,287	(5,852)	(320,282)	(94,546)
Tax (expense) benefit	(78,221)	2,241	122,636	36,202
Change in cash flow hedge	126,066	(3,611)	(197,646)	(58,344)

Gross termination of cash flow hedge	-	-	(393,400)	-
Tax benefit	-	-	150,633	-
Termination of cash flow hedge	-	-	(242,767)	-

Gain on sale of available-for-sale securities	19,247	-	234,447	11,917
Tax expense	(7,370)	-	(89,770)	(4,563)
Net gains on sale of investment securities reclassified out of other comprehensive income	11,877	-	144,677	7,354
Total other comprehensive income (loss), after tax	1,550,977	(428,561)	739,108	2,620,214
Comprehensive income	$3,345,418	1,986,784	5,576,168	6,940,617

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional paid-in-capital	Accumulated profit (deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2013	18,950	$18,950,000	8,567,912	$75,407,157	783,499	(7,004,696)	(5,718,292)	82,417,668
Stock based compensation Expense	-	-	-	-	444,224	-	-	444,224
Preferred stock dividends	-	-	-	-	-	(142,125)	-	(142,125)
Issuance of restricted shares, net of forfeitures	-	-	70,989	-	-	-	-	-
Restricted shares withheld for taxes	-	-	(5,313)	-	(45,165)	-	-	(45,165)
Net income	-	-	-	-	-	4,320,403	-	4,320,403
Other comprehensive Income	-	-	-	-	-	-	2,620,214	2,620,214
Balances, September 30, 2014	18,950	$18,950,000	8,633,588	$75,407,157	1,182,558	(2,826,418)	(3,098,078)	89,615,219

Balances, December 31, 2014	18,950	$18,950,000	8,636,682	$75,407,157	1,325,445	(1,581,649)	(2,484,846)	91,616,107
Stock based compensation expense	-	-	-	-	490,643	-	-	490,643
Preferred stock dividends	-	-	-	-	-	(32,110)	-	(32,110)
Issuance of common stock	-	-	1,570,711	14,698,316	-	-	-	14,698,316
Redemption of preferred stock	(18,950)	(18,950,000)	-	-	-	-	-	(18,950,000)
Issuance of restricted shares, net of forfeitures	-	-	99,427	-	-	-	-	-
Restricted shares withheld for taxes	-	-	(6,648)	-	(74,005)	-	-	(74,005)
Net income	-	-	-	-	-	4,837,060	-	4,837,060
Other comprehensive income	-	-	-	-	-	-	739,108	739,108
Balances, September 30, 2015	-	$-	10,300,172	$90,105,473	1,742,083	3,223,301	(1,745,738)	93,325,119

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$4,837,060	4,320,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,622,338	1,186,916
Net amortization of securities	645,826	683,879
Amortization of deferred loan fees and cost	154,686	86,243
Stock-based compensation expense	490,643	444,224
Supplemental executive retirement plan expense	233,500	106,920
Deferred tax benefit (expense)	(597,471)	289,235
Increase in cash surrender value of life insurance contracts	(517,776)	(362,206)
Depreciation and amortization of premises and equipment	705,016	863,664
Gain on sale of available-for-sale securities	(234,447)	(11,917)
Gain on other real estate owned	(29,904)	(18,956)
Gain on mortgage banking income from sales, net	(1,125,932)	(566,629)
Gain on sales of bulk mortgage loans	(866,385)	(409,896)
Gain on sales of Small Business Administration loans	-	(441,789)
Mortgage loans held-for-sale:
Loans originated	(126,861,140)	(53,111,283)
Loans sold	127,586,477	53,627,705
(Increase) decrease in accrued interest receivable	(257,545)	243,778
Decrease in other assets	385,605	812
Increase in accrued interest payable	374,181	32,846
(Decrease) increase in other liabilities	73,790	803,735
Net cash provided by operating activities	6,618,522	7,767,684
Investing activities:
Net change in interest-bearing time deposits in banks	(4,856)	2,109,000
Activity in available-for-sale securities:
Sales	33,265,673	40,606,153
Maturities, prepayments and calls	30,849,528	19,443,617
Purchases	(53,630,895)	(10,304,495)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	8,289	-
Purchases	(2,164,278)	-
Termination of cash flow hedge	(393,400)	-
Purchases of Federal Home Loan Bank Stock	(396,000)	(250,300)
Additions to premises and equipment, net of effects from disposals	(735,614)	(395,790)
Proceeds from sale of other real estate owned	1,663,714	1,615,501
Purchases of company owned life insurance	(5,000,001)	-
Proceeds from sale of mortgage loans initially held-for-investment	16,116,559	-
Increase in loans, net of collections	(124,065,883)	(79,023,460)
Net cash used in investing activities	(104,487,164)	(26,199,774)

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Financing activities:
Net increase in deposits	$97,588,160	115,087,226
Net change in federal funds purchased	(4,485,093)	(15,280,142)
Proceeds from Federal Home Loan Bank advances	302,600,000	129,250,000
Payments on Federal Home Loan Bank advances	(287,600,000)	(153,500,000)
Issuance (forfeitures) of common stock	14,624,311	(45,165)
Redemption of preferred stock	(18,950,000)	-
Preferred stock dividends	(32,110)	(142,125)
Net cash provided by financing activities	103,745,268	75,369,794
Net increase in cash and cash equivalents	5,876,626	56,937,704
Cash and cash equivalents, beginning of period	17,765,493	12,417,198
Cash and cash equivalents, end of period	$23,642,119	69,354,902

Supplemental cash flow information:
Cash paid for interest	$3,555,748	2,797,811
Cash paid for income taxes	1,450,000	925,000
Loans transferred to mortgage loans held-for-sale	7,741,463	-
Loans transferred to mortgage loans held-for-investment	1,740,061	-
Loans to facilitate purchase of other real estate	750,000

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2015.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, the accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s consolidated financial statements and related notes appearing in the 2014 Annual Report previously filed on Form 10-K.  The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In August 2014, the FASB issued ASU No. 2014-14 Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company adopted ASU 2014-14 on January 1, 2015 and it did not have an impact on its accounting and disclosures.

In June 2014, the FASB issued ASU No. 2014-12 Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company is assessing the impact of ASU 2014-12 on its accounting and disclosures.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

(f)	Income Per Common Share

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders excludes any common stock options or restricted share awards agreements whose exercise would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options and restricted share awards. For the three and nine months ended September 30, 2014, approximately 286,000, respectively of antidilutive stock options were excluded from the diluted earnings per common share calculation under the treasury stock method as the strike price for an option was above the fair market value of a common share. There were no antidilutive stock options for the three and nine months ended September 30, 2015. The Company also calculated earnings per common share using the two-class method and determined that there was no material impact for the three and nine months ended September 30, 2015.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the basic and diluted earnings per common share calculation for each of the three and nine months ended September 30, 2015 and 2014:

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$1,794,441	2,367,970	4,804,950	4,178,278

Denominator – Weighted average common shares outstanding	10,078,172	8,487,516	9,823,554	8,485,195
Basic net income per common share available to common stockholders	$0.18	0.28	0.49	0.49

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	1,794,441	2,367,970	4,804,950	4,178,278

Denominator – Average common shares outstanding	10,078,172	8,487,516	9,823,554	8,485,195
Average diluted common shares outstanding	119,244	41,410	108,793	41,410
Weighted average common shares outstanding	10,197,416	8,528,926	9,932,347	8,526,605
Diluted net income per common share available to common stockholders	$0.18	0.28	0.48	0.49

(g)	Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$45,329	280	318	45,291
State and municipal securities	46,405	759	57	47,107
Corporate notes	8,668	25	10	8,683
Mortgage-backed securities	109,240	659	969	108,930
	$209,642	1,723	1,354	210,011
Securities held-to-maturity:
State and municipal securities	$2,710	78	-	2,788
Mortgage-backed securities	2,152	6	7	2,151
	$4,862	84	7	4,939

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$14,492	5	240	14,257
State and municipal securities	38,688	646	90	39,244
Corporate notes	8,817	17	36	8,798
Mortgage-backed securities	159,530	799	2,166	158,163
	$221,527	1,467	2,532	220,462
Securities held-to-maturity:
State and municipal securities	$2,717	121	-	2,838
	$2,717	121	-	2,838

Gross realized gains and losses from security sales for the three and nine months ended September 30, 2015 are as follows:

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands)
Gross realized gains	$30	-	296	530
Gross realized losses	(11)	-	(62)	(518)

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2015, by contractual maturity, are shown below:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,350	3,365	-	-
Due in one year to five years	26,487	26,679	-	-
Due in five years to ten years	43,161	43,672	1,505	1,545
Due after ten years	27,404	27,365	1,205	1,243
Mortgage-backed securities	109,240	108,930	2,152	2,151
	$209,642	210,011	4,862	4,939

Securities with an amortized cost of $25.6 million and $24.0 million and fair value of $25.7 million and $24.1 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At September 30, 2015 and December 31, 2014, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities available-for-sale and held-to-maturity with unrealized losses as of September 30, 2015 and December 31, 2014, and the length of time they have been in continuous loss positions were as follows:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss 12 months or longer		Total Investments with an Unrealized Loss
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
As of September 30, 2015
U.S. government agencies	$9,693	(277)	4,959	(41)	14,652	(318)
State and municipal securities	4,704	(41)	1,989	(16)	6,693	(57)
Corporate notes	4,481	(10)	-	-	4,481	(10)
Mortgage-backed securities	12,231	(51)	57,292	(925)	69,523	(976)
Total temporarily impaired	$31,109	(379)	64,240	(982)	95,349	(1,361)

As of December 31, 2014
U.S. government agencies	$2,494	(5)	10,759	(235)	13,253	(240)
State and municipal securities	4,369	(19)	2,963	(71)	7,332	(90)
Corporate notes	2,222	(4)	4,553	(32)	6,775	(36)
Mortgage-backed securities	4,891	(21)	93,517	(2,145)	98,408	(2,166)
Total temporarily impaired	$13,976	(49)	111,792	(2,483)	125,768	(2,532)

As noted in the table above, at September 30, 2015, the Bank had unrealized losses of $1.4 million on $95.3 million of available-for-sale and held-to-maturity securities. The Bank does not consider these securities to be other-than-temporarily impaired. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost. The decline in value of these securities is primarily attributable to interest rates and not credit losses.

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

•

Residential real estate loans are classified into two categories based on the underlying collateral securing the loans. They consist of mortgage loans secured by 1-4 family residential properties, including home equity lines of credit, and multi-family properties secured primarily by apartment buildings.

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

•

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. Construction loans can include interest reserve to carry the project through to completion. At September 30, 2015, $1,539,000 was included in the loan balances for interest reserves.

•

Consumer loans include all loans issued to individuals not included in the residential real estate mortgage classification. Examples of consumer loans are automobile loans and personal lines of credit.

•	Other loans include all loans not included in the consumer classification, such as unsecured loans to religious organizations.

The following table summarizes the balance of loans outstanding by segment and class as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In Thousands)
Residential real estate:
Mortgage	$128,526	110,929
Multi-family	9,259	11,310
Commercial and industrial	285,381	235,911
Commercial real estate	297,385	271,001
Construction and land development	81,580	58,843
Consumer	10,126	5,915
Other	833	875
Total loans	813,090	694,784
Net deferred loan origination costs and fees	(1,030)	(876)
Less allowance for loan losses	(9,632)	(8,518)
Net loans	$802,428	685,390

(a)	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful. As of September 30, 2015, approximately 72% of the loan portfolio was classified as a commercial loan type

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and was specifically assigned a pass risk rating. Pass rated loans include all loans other than those included in special mention, substandard, non-accrual and doubtful, which are defined as follows:

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

•

Non-accrual loans have the traits of substandard loans; however, repayment of principal and interest is uncertain. The weaknesses of these loans make it more probable than not that repayment of principal and interest will not occur per contractual obligation.

•	Doubtful loans have the traits of non-accrual loans; however, repayment of principal and interest is doubtful. Loss on all or a portion of principal is anticipated.

The following tables present the loan balances (recorded investment) by segment as well as risk rating category as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard		Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Total	Grade 8	Grade 9	Loans
	(In Thousands)
September 30, 2015
Residential real estate:
Mortgage	$127,834	-	532	128,366	160	-	128,526
Multi-family	9,259	-	-	9,259	-	-	9,259
Commercial and industrial	285,107	-	143	285,250	131	-	285,381
Commercial real estate	297,232	-	153	297,385	-	-	297,385
Construction and land development	81,156	-	424	81,580	-	-	81,580
Consumer	10,099	-	-	10,099	27	-	10,126
Other	833	-	-	833	-	-	833
	$811,520	-	1,252	812,772	318	-	813,090

	Pass	Special Mention	Substandard		Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Total	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$108,325	-	2,427	110,752	177	-	110,929
Multi-family	11,310	-	-	11,310	-	-	11,310
Commercial and industrial	235,208	-	214	235,422	489	-	235,911
Commercial real estate	267,567	-	3,434	271,001	-	-	271,001
Construction and land development	58,158	-	685	58,843	-	-	58,843
Consumer	5,886	-	-	5,886	29	-	5,915
Other	875	-	-	875	-	-	875
	$687,329	-	6,760	694,089	695	-	694,784

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)	Impaired Loans

As of September 30, 2015 and December 31, 2014, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit such as lack of collateral or limited cash flow. The principal balance of these impaired loans amounted to $966,000 as of September 30, 2015 and $3.8 million as of December 31, 2014, respectively. At the date that impaired loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against the current year earnings. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured. The Bank reviews each impaired loan on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of September 30, 2015 and December 31, 2014 including the recorded investment on the balance sheet and the unpaid principal balance is shown below:

	At September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$160	175	-
Commercial and industrial	131	250	-
Construction and land development	424	424	-
Total	715	849	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	224	224	8
Consumer	27	27	27
Total	251	251	35

Total impaired loans	$966	1,100	35

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Commercial and industrial	$172	292	-
Total	172	292	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,604	2,619	130
Commercial and industrial	317	320	292
Construction and land development	685	685	79
Consumer	29	29	29
Total	3,635	3,653	530

Total impaired loans	$3,807	3,945	530

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$162	-	166	-
Commercial and industrial	131	-	131	-
Construction and land development	434	5	449	14
Total	727	5	746	14

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	226	2	228	7
Consumer	27	-	28	-
Total	253	2	256	7

Total impaired loans	$980	7	1,002	21

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Commercial and industrial	$131	-	131	-
Total	131	-	131	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,624	34	2,627	75
Commercial and industrial	552	-	559	2
Construction and land development	2,596	12	2,742	37
Consumer	30	-	31	-
Total	5,802	46	5,959	114

Total impaired loans	$5,933	46	6,090	114
(1)	Includes income recognized in earnings for impaired accruing loans only. All non-accrual loans did not have any interest recognized in the three or nine months ended September 30, 2015 and 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(c)	Non-accrual and Past Due Loans

A loan is considered past due when payment is 30 days or more late based on the contractual terms of the loan.  As shown in the table below, the Bank had $384,000 and $8,000 of loans past due 30 days or more that were still accruing as of September 30, 2015 and December 31, 2014, respectively. The following tables present past due balances at September 30, 2015 and December 31, 2014 and by loan segment allocated between performing and non-accrual status:

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
September 30, 2015
Residential real estate:
Mortgage	$86	-	86	128,280	160	128,526
Multi-family	-	-	-	9,259	-	9,259
Commercial and industrial	144	-	144	285,106	131	285,381
Commercial real estate	154	-	154	297,231	-	297,385
Construction and land development	-	-	-	81,580	-	81,580
Consumer	-	-	-	10,099	27	10,126
Other	-	-	-	833	-	833
	$384	-	384	812,388	318	813,090

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$-	-	-	110,752	177	110,929
Multi-family	-	-	-	11,310	-	11,310
Commercial and industrial	-	-	-	235,422	489	235,911
Commercial real estate	-	-	-	271,001	-	271,001
Construction and land development	-	-	-	58,843	-	58,843
Consumer	8	-	8	5,878	29	5,915
Other	-	-	-	875	-	875
	$8	-	8	694,081	695	694,784

At September 30, 2015 and December 31, 2014, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $318,000 and $695,000 at September 30, 2015 and December 31, 2014, respectively. At the date such loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $48,000 and $72,000 for the periods ended September 30, 2015 and December 31, 2014, respectively.  Management elected to not record payments received in interest income during the periods ended September 30, 2015 and December 31, 2014.

(d)	Troubled Debt Restructure (TDR)

The Bank attempts to work with borrowers, when advantageous to both parties to extend or modify terms to better align with the borrowers current ability to repay. These extensions and modifications are made in accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower that would have otherwise not been granted and is not available to other borrowers. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any debt, or if it is probable that a borrower may default in the foreseeable future without a modification.  Examples of concessions that would qualify as a TDR include: 1) a reduction in interest rates, 2) extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, 3) principal forgiveness, 4) reduction of accrued interest, or 5) a period of interest only payments. When evaluating if it is in the Bank’s interest to restructure troubled debt, management may consider whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of whether a restructuring of a loan meets the criteria for classification as a TDR is subjective in nature and management’s judgment is required in the evaluation process. As of September 30, 2015 and September 30, 2014 there were $424,000 and $2.9 million, respectively, of TDRs that were performing. As of September 30, 2015, one mortgage loan was classified as a TDR.  As of September 30, 2014 the TDRs were categorized as one mortgage loan and one construction and land development loan. A TDR is considered an impaired loan pursuant to U.S. GAAP. No loans were restructured or modified due to declining credit quality during the nine months ended September 30, 2015 and 2014.

Of the $2.9 million in loans reported as TDRs as of December 31, 2014, $2.4 million was paid off during the period ended September 30, 2015. No TDRs were foreclosed upon during the three and nine month periods ended September 30, 2015 and 2014. As of September 30, 2015, December 31, 2014 and September 30, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management at the end of each calendar quarter. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. There were no changes to the allowance for loan losses methodology during the nine months ended September 30, 2015.

Key components of the estimation process are as follows: (1) loans determined by management to be impaired are evaluated individually and specific allowances are determined based on the difference between the outstanding loan amount and the net realizable value of the present value of expected future cash flows or the collateral less estimated cost to sell (if collateral dependent); (2) loans not meeting the definition of impairment are segmented based on similar collateral types and evaluated on a pool basis; (3) loss rates for the segments are calculated based on historical gross charge offs (or minimum loss rates if no historical gross charge offs) over the lookback period determined to be most appropriate by management and, multiplied by the loss emergence period (LEP).  The LEP is the period between when initial deterioration in the borrower’s financial capacity is first identified by Bank personnel to the time of charge-off.  The historical loss factors are then adjusted by management to reflect the current outlook for each of the following qualitative factors:

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method:

	Real Estate Mortgage	Real Estate Multi-family	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total Loans
	(In Thousands)
September 30, 2015
Loans	$128,526	9,259	285,381	297,385	81,580	10,126	833	813,090
Loans individually evaluated for impairment	384	-	131	-	424	27	-	966
Loans collectively evaluated for impairment	128,142	9,259	285,250	297,385	81,156	10,099	833	812,124
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

December 31, 2014
Loans	$110,929	11,310	235,911	271,001	58,843	5,915	875	694,784
Loans individually evaluated for impairment	2,604	-	489	-	685	29	-	3,807
Loans collectively evaluated for impairment	108,325	11,310	235,422	271,001	58,158	5,886	875	690,977
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Consumer loans less than $25,000 are charged off no later than when the loan becomes 120 days past due. All other loans are charged off when it is determined that the loan is uncollectible.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a roll forward of the allowance for loan losses from December 31, 2013 to September 30, 2014 and December 31, 2014 to September 30, 2015 by loan segment:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, June 30, 2015	$1,256	2,661	3,267	2,059	63	6	9,312
Charged-off loans	-	(300)	-	-	-	-	(300)
Recovery of previously charged-off loans	1	2	-	3	-	-	6
Provision for loan losses	305	578	(229)	(52)	14	(2)	614
Balances, September 30, 2015	$1,562	2,941	3,038	2,010	77	4	9,632

Balances, December 31, 2014	$1,244	2,402	3,131	1,675	62	4	8,518
Charged-off loans	(6)	(593)	-	-	(8)	-	(607)
Recovery of previously charged-off loans	2	18	-	79	-	-	99
Provision for loan losses	322	1,114	(93)	256	23	-	1,622
Balances, September 30, 2015	$1,562	2,941	3,038	2,010	77	4	9,632

Balances, June 30, 2014	$1,741	2,541	3,245	1,004	94	-	8,625
Charged-off loans	-	-	-	-	-	-	-
Recovery of previously charged-off loans	-	-	-	4	-	-	4
Provision for loan losses	(54)	32	(133)	(80)	1	12	(222)
Balances, September 30, 2014	$1,687	2,573	3,112	928	95	12	8,407

Balances, December 31, 2013	$1,368	1,995	2,754	997	61	29	7,204
Charged-off loans	-	-	-	-	-	-	-
Recovery of previously charged-off loans	1	-	-	15	-	-	16
Provision for loan losses	318	578	358	(84)	34	(17)	1,187
Balances, September 30, 2014	$1,687	2,573	3,112	928	95	12	8,407

The following table presents the balance in the allowance for loan losses by loan segment based on impairment method:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, September 30, 2015
Allowance for loans individually evaluated for impairment	$8	-	-	-	27	-	35
Allowance for loans collectively evaluated for impairment	$1,554	2,941	3,038	2,010	50	4	9,597
Balances, December 31, 2014
Allowance for loans individually evaluated for impairment	$130	292	-	79	29	-	530
Allowance for loans collectively evaluated for impairment	$1,114	2,110	3,131	1,596	33	4	7,988

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(f)	Residential Lending

At September 30, 2015, the Bank had approximately $18.4 million of mortgage loans held-for-sale compared with approximately $27.2 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or market and consist of two distinct groups, secondary market and portfolio mortgage loans held-for-sale. Secondary market loans are typically sold at or before loan closing to an investor on a loan-by-loan basis and generally settle within two to four weeks of loan closing. At September 30, 2015 and December 31, 2014 the Bank had $6.4 million and $4.7 million, respectively of secondary market loans. Portfolio mortgage loans held-for-sale are maintained on the Bank’s core loan accounting system and sold in bulk or individually generally within one year of being classified as held-for-sale. All loan sales executed by the Bank include the transfer of servicing rights to the investor.  The Bank had $12.0 million and $22.6 million of portfolio mortgage loans held-for-sale as of September 30, 2015 and December 31, 2014, respectively.  For the three months ended September 30, 2015 the Bank sold $16.5 million of portfolio loans held-for-sale for a gain of $314,000.  For the nine months ended September 30, 2015 the Bank sold $42.2 million of portfolio loans held-for-sale for a gain of $866,000.  For the three and nine months ended September 30, 2014 the Bank sold $18.3 million of portfolio loans held-for-sale loan for a gain of $410,000.

The secondary market mortgage sales are sold typically on a best efforts basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development (HUD) guidelines. Generally, the investor has delegated underwriting authority to the Bank.

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

Based on information currently available, management believes that it does not have a material exposure to losses arising from borrower defaults or faulty representations and warranties that it has made in connection with its mortgage loan sales.

For portfolio mortgages, the Bank determines at origination if the loan will be held-for-investment or held-for-sale.  If circumstances arise after origination that the loan is no longer sellable to investors or could be sold it is moved accordingly.

At September 30, 2015, the Bank has $128.5 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of interest rate swaps to facilitate customer transactions as of September 30, 2015 and December 31, 2014 is included in the following table:

	Notional Amount	Estimated Fair Value Included in Other Assets	Estimated Fair Value Included in Other Liabilities
	(In Thousands)
Interest rate swap agreements:
Pay fixed / Receive variable swaps – September 30, 2015	$18,559	638	638
Pay fixed / Receive variable swaps – December 31, 2014	12,699	573	573

As part of its activities to manage interest rate risk, the Bank enters into delayed interest rate swap agreements to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate.  The interest rate swap agreements were entered into to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction.

In 2014 the Bank entered into three delayed interest rate swap agreements to manage exposure to future interest rate risk on deposits. The Bank receives a fixed rate of interest from a counterparty and pays a variable rate based on one month LIBOR.  In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive (Loss) Income and will be recognized on the Consolidated Statements of Income over the original terms of the contract commencing in November 2015 and concluding May 2021.

In 2015 the Bank entered into one interest rate swap agreement designated as a cash flow hedge intended to protect against the variability of cash flows on selected LIBOR based loans.  The Bank receives a fixed rate of interest from a counterparty and pays a fixed rate.

The terms of the individual contracts within the existing relationship at September 30, 2015 and December 31, 2014 is as follows:

					September 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income
	(Dollars in Thousands)
Interest Rate Swap	$-	1 month LIBOR plus 35 basis points	2.99%	Nov. 2015 - May 2021	$-	-	297	183
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	2.98	May 2016 - May 2021	560	346	196	121
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	3.03	March 2017 - May 2021	412	254	118	73
Interest Rate Swap	25,000	2.09%	1.50	April 2015 - April 2022	(41)	(25)	-	-
	$45,000				$931	575	611	377

The cash flow hedges were determined to be fully effective during the period presented.  Therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the interest rate swap is recorded in other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Bank discontinues hedge accounting. Related to the terminated hedge approximately $40,000 will be reclassified from accumulated other comprehensive (loss) income in the next twelve months.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective September 30, 2015 and December 31, 2014. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

The carrying amount of interest rate swap agreements is based on pricing models that utilize observable market inputs. The Company reflects these assets within Level 2 of the valuation hierarchy.

For purposes of potential valuation adjustments to its derivative positions, the Company evaluates the credit risk of its counterparties. Accordingly, the Company has considered factors such as the likelihood of default by its counterparties, its net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. The Company also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any significant losses due to a counterparty’s inability to pay any net

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
September 30, 2015
Investment securities (AFS)
U.S. government agencies	$45,291	-	45,291	-
State and municipal securities	47,107	-	47,107	-
Corporate notes	8,683	-	8,683	-
Mortgage-backed securities	108,930	-	108,930	-
Total investment securities available-for-sale	210,011	-	210,011	-
Derivative assets	638	-	638	-
Total assets at fair value	$210,649	-	210,649	-

Derivative liabilities	$1,569	-	1,569	-
Total liabilities at fair value	$1,569	-	1,569	-

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Investment securities (AFS)
U.S. government agencies	$14,257	-	14,257	-
State and municipal securities	39,244	-	39,244	-
Corporate notes	8,798	-	8,798	-
Mortgage-backed securities	158,163	-	158,163	-
Total investment securities available-for-sale	220,462	-	220,462	-
Derivative assets	573	-	573	-
Total assets at fair value	$221,035	-	221,035	-

Derivative liabilities	$1,184	-	1,184	-
Total liabilities at fair value	$1,184	-	1,184	-

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

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

Certain impaired loans are reported at the fair value and is measured based on the value of the underlying collateral securing the loans and is determined using several methods.  The fair value of real estate is generally determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions. As of September 30, 2015 and December 31, 2014, impaired loans with a carrying value of $809,000 and $3.3 million, were reduced by specific valuation allowance allocations totaling $35,000 and $530,000 to a net reported fair value of $774,000 and $2.8 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

(b)	Other Real Estate Owned (OREO)

Other real estate is measured and reported on the value of the collateral securing the real estate and is determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  As of September 30, 2015 and December 31, 2014, OREO was $992,000 and $3.4 million, respectively. OREO is included in Level 3 of the valuation hierarchy.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring level 3 fair value measurements at September 30, 2015 and December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (weighted average)
	(In Thousands)
September 30, 2015
Impaired loans (collateral dependent)	$774	Discounted appraisals	Appraisal adjustments	11% - 20% (17%)

Other real estate owned	$992	Discounted appraisals	Appraisal adjustments	6% - 28% (23%)

December 31, 2014
Impaired loans (collateral dependent)	$2,760	Discounted appraisals	Appraisal adjustments	10% - 27% (13%)

Other real estate owned	$3,376	Discounted appraisals	Appraisal adjustments	6% - 28% (13%)

The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the period ended September 30, 2015, there were no transfers between levels.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

(a)	Cash and due from banks, federal funds sold, and interest-bearing time deposits in banks

The carrying amounts of cash and due from banks, federal funds sold, interest-bearing time deposits in banks and federal funds sold approximate their fair values due to their short-term nature and liquidity.

(b)	Securities held-to-maturity

Fair values for securities held-to-maturity are based on quoted market prices. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs, market spreads, and cash flows or quoted prices of securities with similar characteristics.

(c)	Mortgage loans held-for-sale

The inputs for valuation of these assets are based on the anticipated sales prices of these loans as the loans are usually sold within a few weeks to four months of their origination.

(d)	Loans, net

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
September 30, 2015
Financial assets:
Cash and due from banks	$21,308	21,308	21,308	-	-
Federal funds sold	2,334	2,334	2,334	-	-
Interest-bearing time deposits in banks	216	216	216	-	-
Securities available-for-sale	210,011	210,011	-	210,011	-
Securities held-to-maturity	4,862	4,939	-	4,939	-
Mortgage loans held-for-sale	18,389	18,509	-	18,509	-
Loans, net	802,428	805,304	-	-	805,304

Financial liabilities:
Deposits	900,760	901,371	738,272	163,099	-
Federal home loan bank advances	85,300	85,501	-	85,501	-
Subordinated debt	19,606	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	252,640	-	-	-	-
Standby letters of credit	11,255	55	-	-	55

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$17,765	17,765	17,765	-	-
Interest-bearing time deposits in banks	211	211	211	-	-
Securities available-for-sale	220,462	220,462	-	220,462	-
Securities held-to-maturity	2,717	2,838	-	2,838	-
Mortgage loans held-for-sale	27,237	27,463	-	27,463	-
Loans, net	685,390	690,380	-	-	690,380

Financial liabilities:
Deposits	803,172	803,670	642,079	161,591	-
Federal funds purchased	4,485	4,485	-	4,485	-
Federal home loan bank advances	70,300	70,396	-	70,396	-
Subordinated debt	19,577	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	179,478	-	-	-	-
Standby letters of credit	10,074	98	-	-	98

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Commitments and Contingent Liabilities

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2015	2014
	(In Thousands)
Commitments to extend credit and unfunded commitments	$252,640	179,478
Standby letters of credit	11,255	10,074

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

The Bank had $55,000 and $98,000 in off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively.

From time to time, the Company may be a party to various legal proceedings incident to its business. As of September 30, 2015 there are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of the Corporation or its subsidiaries’ properties are subject.

(7)	Income Taxes

The Corporation and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of September 30, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 32%, compared with 32% and 31% for the three and nine months ended September 30, 2014, respectively.  The effective tax rate differs from the statutory Federal rate of 34% and Tennessee excise rate of 6.5% primarily due to investments in qualified municipal securities; company owned life insurance and certain non-deductible expenses.

(8)	Minimum Regulatory Capital Requirements

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

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank and the Corporation. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

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

As of September 30, 2015, management believes the Corporation and the Bank met all capital adequacy requirements to which they are subject to be classified as Well Capitalized an in compliance with the capital conservation buffer requirement.  There are no conditions or events that have occurred since September 30, 2015 that management believes have impacted the Corporation and the Bank’s regulatory capital classification.

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

(10)	Accumulated Other Comprehensive Income (Loss)

Significant amounts reclassified out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows:

Amounts Reclassified From		Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive	Affected Line Items in the	September 30,		September 30,
Income (Loss)	Consolidated Statements of Income	2015	2014	2015	2014
		(In Thousands)
Gains realized on sale of investment securities	Net gain on sale of available-for-sale securities	$19	-	234	12
Tax effect	Income tax expense	(7)	-	(89)	(5)
Total reclassifications out of accumulated other comprehensive income		$12	-	145	7

The activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 is as follows:

	2015			2014
	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In Thousands)
Beginning Balance, December 31	$(2,108)	(377)	(2,485)	(5,718)	-	(5,718)
Other comprehensive income (loss) before reclassifications	1,034	(440)	594	2,671	(58)	2,613
Amounts reclassified from accumulated other comprehensive loss	145	-	145	7	-	7
Period Change	1,179	(440)	739	2,678	(58)	2,620
Ending Balance, September 30	$(929)	(817)	(1,746)	(3,040)	(58)	(3,098)

(11) Subsequent Events

The Bank closed two loans in the third quarter of 2015 totaling $2.3 million that are 75% guaranteed by the Small Business Administration (SBA).  Both loans are fully funded and eligible for sale and the Bank has signed sales agreements as of September 30, 2015, however, the transfer of economic benefits occurred in October of 2015.  The sales resulted in a gross gain of $172,000 recognized in the Consolidated Statements of Income in October of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at September 30, 2015 and December 31, 2014 and our results of operations for the three and nine months ended September 30, 2015 and 2014. The following discussion and analysis is intended to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

Net income available to common stockholders fell 24.5% to $1.8 million for the three months ended September 30, 2015 compared with $2.4 million for the three months ended September 30, 2014. Net income per diluted share decreased 35.7% to $0.18 in the third quarter of 2015 compared with $0.28 in the third quarter of 2014.  For the nine months ended September 30, 2015 net income available to common stockholders increased $0.6 million from $4.2 million to $4.8 million, or a 15.0% increase, for the nine months ended September 30, 2014.  Diluted net income per common share was $0.48 and $0.49 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in net income available to common stockholders and earnings per diluted share for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 can be attributed to a credit to the provision for loan losses and a net gain generated by the sale of the guaranteed portion of one Small Business Administration (SBA) loan that occurred in the third quarter of 2014.  These two items accounted for over $1.3 million of the $1.8 million difference in the income before tax for the quarter ended September 30, 2015 compared with the same quarter in 2014.  In addition, the reduction in diluted net income per common share was due to the issuance of new shares from the Initial Public Offering (IPO) in the first quarter of 2015.  The increase in net interest income for the nine months ended September 30, 2015 was due to significant loan growth and the increase in non-interest income was generated by the sale of and mortgage banking income and increased customer service fees.

Total assets increased $109.8 million, or 11.0%, to $1.11 billion at September 30, 2015, from $998.4 million at December 31, 2014. Net loans increased $117.0 million, or 17.1%, to $802.4 million at September 30, 2015 compared with $685.4 million at December 31, 2014.

Deposits totaled $900.8 million at September 30, 2015 an increase of $97.6 million, or 12.2%, compared with $803.2 million at December 31, 2014, with growth coming from the non-interest and interest bearing demand deposit, and savings and money market deposit categories. Stockholders’ equity increased to $93.3 million, or $9.06 per common share, at September 30, 2015, from $91.6 million, or $8.41 per common share, at December 31, 2014. The increase was due to the payoff of the Series C Preferred Stock in the first quarter of 2015, offset by proceeds from the IPO and earnings.

The following table presents certain ratios of our results of operations for the three and nine months ended September 30, 2015 and 2014:

	At or For Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30, 2014
	2015	2014	2015	2014
Return on average assets	0.65%	0.99	0.61	0.60
Return on average common stockholders' equity	7.79	13.44	7.31	8.27
Average stockholders' equity to average total assets	8.33	7.34	8.32	7.26

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

The following table presents a summary of our statements of income, including the percentage change in each category for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 and the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		from Prior	September 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Interest and dividend income	$9,869	8,468	16.5%	$28,086	24,526	14.5%
Interest expense	1,365	935	46.0	3,930	2,831	38.8
Net interest income	8,504	7,533	12.9	24,156	21,695	11.3
Provision (credit) for loan losses	614	(222)	377.3	1,622	1,187	36.6
Net interest income after provision (credit) for loan losses	7,890	7,755	1.7	22,534	20,508	9.9
Non-interest income	1,749	1,904	(7.9)	4,880	3,606	35.3
Non-interest expense	7,004	6,122	14.4	20,302	17,829	13.9
Net income before income taxes	2,635	3,537	(25.5)	7,112	6,285	13.2
Income tax expense	841	1,122	(25.0)	2,275	1,965	15.8
Net income	1,794	2,415	(25.7)	4,837	4,320	12.0
Dividends on preferred stock	-	(47)	(100.0)	(32)	(142)	(77.5)
Net income available to common stockholders	$1,794	2,368	(24.5)%	$4,805	4,178	15.0%

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

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Net interest income increased $971,000, or 12.9%, to $8.5 million for the three months ended September 30, 2015 from $7.5 million for the three months ended September 30, 2014. This was due primarily to growth in loans, offset partially by higher interest costs associated with $20.0 million in subordinated debt issued in December 2014.  Average loans outstanding from the third quarter of 2014 to the third quarter of 2015 increased 17.8%

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Net interest income increased $2.5 million, or 11.3%, to $24.2 million for the nine months ended September 30, 2015 from $21.7 million for the nine months ended September 30, 2014. This was due to an increase in total interest income of $3.6 million, or 14.5%, and an increase in total interest expense of $1.1 million, or 38.8%. The increase in total interest income was primarily attributable to a 16.1% increase in average loans outstanding from the first nine months of 2014 compared with the first nine months of 2015. The increase in total interest expense was due primarily to $1.0 million of interest expense related to the subordinated debt that was issued in the fourth quarter of 2014.
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

The following tables show, for the three and nine months ended September 30, 2015 and 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In thousands, except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$215	-	0.75%	$223	-	0.76%
Investments (1) (3)	218,908	1,332	2.41	223,127	1,239	2.20
Federal funds sold	223	-	0.23	791	-	0.24
Loans held-for-sale	30,715	252	3.26	6,293	-	-
Total loans (2)	789,023	8,418	4.23	669,620	7,326	4.34
Total interest earning assets	1,039,084	10,002	3.82	900,054	8,565	3.78

Allowance for loan losses	(9,503)			(8,620)
Non-interest earning assets	67,468			60,814
Total assets	$1,097,049			$952,248

Interest bearing liabilities:
Interest bearing deposits:
Checking	$61,527	54	0.35%	$50,653	52	0.41%
Savings	15,613	4	0.11	9,340	3	0.12
Money market	412,307	452	0.43	398,529	427	0.43
Time deposits	167,136	345	0.82	153,808	301	0.78
Federal funds purchased	1,975	3	0.56	2,608	4	0.55
Subordinated debt	19,601	348	7.05	-	-	-
Other borrowings	100,234	158	0.63	67,397	148	0.87
Total interest bearing liabilities	778,393	1,364	0.70	682,335	935	0.54

Non-interest bearing checking	218,437			173,489
Other liabilities	8,864			7,572
Stockholders' equity	91,355			88,852
Total liabilities and stockholders' equity	$1,097,049			$952,248

Net interest spread			3.12%			3.24%
Net interest margin			3.30			3.36

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $258,000 and $181,000 are included in interest income in 2015 and 2014, respectively.
(3)	Unrealized gains/(losses) of $(1,086,000) and $(2,298,000) are excluded from the yield calculation in 2015 and 2014, respectively.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In thousands, except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$214	1	0.75%	$506	4	1.14%
Investments (1) (3)	222,282	3,897	2.34	238,098	4,039	2.27
Federal funds sold	353	1	0.27	560	1	0.24
Loans held-for-sale	32,858	835	3.40	3,976	-	-
Total loans (2)	744,425	23,714	4.26	641,104	20,826	4.34
Total interest earning assets	1,000,132	28,448	3.80	884,244	24,870	3.76

Allowance for loan losses	(9,064)			(8,153)
Non-interest earning assets	64,807			54,478
Total assets	$1,055,875			$930,569

Interest bearing liabilities:
Interest bearing deposits:
Checking	$60,147	158	0.35%	$49,312	155	0.42%
Savings	14,649	12	0.11	8,561	9	0.14
Money market	396,511	1,227	0.41	393,043	1,348	0.46
Time deposits	163,650	994	0.81	143,595	814	0.76
Federal funds purchased	6,392	28	0.59	8,224	41	0.67
Subordinated debt	19,866	1,044	7.03	-	-	-
Other borrowings	95,554	467	0.65	72,632	464	0.85
Total interest bearing liabilities	756,769	3,930	0.69	675,367	2,831	0.56

Non-interest bearing checking	198,438			161,717
Other liabilities	8,564			7,009
Stockholders' equity	92,104			86,476
Total liabilities and stockholders' equity	$1,055,875			$930,569

Net interest spread			3.11%			3.20%
Net interest margin			3.28			3.33

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $712,000 and $445,000 are included in interest income in 2015 and 2014, respectively.
(3)	Unrealized gains/(losses) of $(166,000) and $(3,511,000) are excluded from the yield calculation in 2015 and 2014, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 and the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015 Compared with the 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2015 Compared with 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$-	-	-	(2)	(1)	(3)
Investments	(23)	116	93	(268)	126	(142)
Federal funds sold	-	-	-	-	-	-
Loans held-for-sale	252	-	252	835	-	835
Total loans	1,307	(215)	1,092	3,357	(469)	2,888
Total interest earning assets	$1,536	(99)	1,437	3,922	(344)	3,578

Interest bearing liabilities:
Interest bearing deposits:
Checking	$11	(9)	2	35	(32)	3
Savings	1	-	1	6	(3)	3
Money market	16	9	25	12	(133)	(121)
Time deposits	26	18	44	114	66	180
Federal funds purchased	(1)	-	(1)	(9)	(4)	(13)
Subordinated debt	-	348	348	-	1,044	1,044
Other borrowings	72	(62)	10	146	(143)	3
Total interest bearing liabilities	125	304	429	304	795	1,099
Increase in net interest income	$1,411	(403)	1,008	3,618	(1,139)	2,479

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

The two primary factors that make up the spread are the interest rates received on loans and investments and the interest rates paid on deposits and subordinated debt. We have been disciplined in lowering interest rates on deposits as the market allowed and thereby managing our cost of funds. Also, we have not competed for new loans on interest rate alone, but rather we have relied significantly on effective marketing to and relationships with business customers.

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Our net interest spread and net interest margin were 3.12% and, 3.30% respectively, for the three months ended September 30, 2015, compared with 3.24% and 3.36%, respectively, for the three months ended September 30, 2014. Our average interest earning assets for the three months ended September 30, 2015 increased $139.0 million, or 15.4%, to $1.0 billion from $900.1 million for the three months ended September 30, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $96.1 million, or 14.1%, to $778.4 million for the three months ended September 30, 2015 from $682.3 million for the three months ended September 30, 2014. This increase in our average interest bearing liabilities was primarily due to an increase of $44.3 million in all deposit liabilities and the issuance of $20.0 million of subordinated debt in the fourth quarter of 2014. The ratio of our average interest earning assets to average interest bearing liabilities was 133.5% and 131.9% for the three months ended September 30, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.82% for the three months ended September 30, 2015, compared with 3.78% for the three months ended September 30, 2014. This increase was due to new loans generated, increases in bond yields and a cash flow hedge that began generating income in the second quarter of 2015. The average rate paid on interest bearing liabilities was 0.70% for the three months ended September 30, 2015, compared with 0.54% for the three months ended September 30, 2014. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014 slightly offset by growth in noninterest-bearing demand deposits. The subordinated debt increased the average rate paid on interest bearing liabilities by 0.17%.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Our net interest spread and net interest margin were 3.11% and 3.28%, respectively, for the nine months ended September 30, 2015, compared with 3.20% and 3.33%, respectively, for the nine months ended September 30, 2014. Our average interest earning assets for the nine months ended September 30, 2015 increased $115.9 million, or 13.1%, to $1.0 billion from $884.2 million for the nine months ended September 30, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $81.4 million, or 12.1%, to $756.8 million for the nine months ended September 30, 2015 from $675.4 million for the nine months ended September 30, 2014. This increase in our average interest bearing liabilities was primarily due to an increase of $40.4 million in all deposit liabilities and the issuance of $20.0 million of subordinated debt in the fourth quarter of 2014. The ratio of our average interest earning assets to average interest bearing liabilities was 132.2% and 130.9% for the nine months ended September 30, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.80% for the nine months ended September 30, 2015, compared with 3.76% for the nine months ended September 30, 2014. This increase was due to the change in earning asset mix due to an increase in new loans generated and increases in bond yields. The average rate paid on interest bearing liabilities was 0.69% and 0.56% for the nine months ended September 30, 2015 and 2014, respectively. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014 which increased the average rate paid on interest bearing liabilities by 0.17%.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our Allowance Committee, Audit Committee and Board of Directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into risk ratings using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful, with either a general or specific allocation of reserves based on these risk grades. A pass rated loan is generally characterized by a very low average risk of default and in which management perceives there is a minimal risk of loss. At September 30, 2015, total loans rated special mention and substandard were $1.3 million, or 0.15% of total loans, compared with $6.8 million, or 0.97% of total loans, at December 31, 2014.

As of September 30, 2015 and December 31, 2014, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit. The principal balance of these impaired loans amounted to $966,000 as of September 30, 2015 and $3.8 million as of December 31, 2014, respectively.  Impaired loans are reviewed individually under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with one of the following measures (1) present value of expected future cash flow discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral, less selling costs, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off over a look back period, plus qualitative adjustments multiplied by the loss emergence period (LEP) by loan segment. Management analyzes all loan charge-offs occurring during the previous six years by loan segment, except construction and land development which uses the previous five years to obtain the look back period.  The LEP is the period between when initial deterioration in the borrower’s financial capacity is first identified by Bank personnel to the time of charge-off. A LEP is calculated for each loan segment and then averaged and applied as a multiplier to the general loss factor, adjusted for qualitative factors. The qualitative factors reviewed include:

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

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Provision for loan losses totaled $614,000 for the three months ended September 30, 2015 and a credit of $222,000 for three months ended September 30, 2014. This $836,000 swing in provision was due primarily to loan growth and mix compared with the third quarter of 2014 and loan sales of $18.3 million in the third quarter of 2014 that released provision when the loans were sold.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

The provision expense for loan losses was $1.6 million for the nine months ended September 30, 2015, an increase of $435,000 from $1.2 million for the same period in 2014. This increase in provision for loan losses is primarily due to loan growth and loan segment mix compared with the first nine months of 2014.

Non-accruing loans decreased by over half to $318,000, or 0.04% of total loans, at September 30, 2015 from $695,000, or 0.12% of total loans, at December 31, 2014. During the first nine months of 2015, we had net charged-off loans totaling $508,000, compared with net recoveries of $16,000 for the same period in 2014. The allowance for loan losses totaled $9.6 million, or 1.19% of total loans, at September 30, 2015 compared with $8.5 million, or 1.23% of total loans, at December 31, 2014.

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

The following tables present a summary of non-interest income, including the percentage change in each category, for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 and the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		from Prior	September 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Non-interest income:
Customer service fees	$721	604	19.3%	$2,135	1,814	17.7%
Mortgage banking income from sales, net of commissions	504	327	53.9	1,126	566	98.9
Increase in cash surrender value of life insurance	191	121	57.9	519	362	43.4
Net gain on sales of bulk mortgage loans	314	410	(23.4)	866	410	111.2
Net gain of sale of SBA loans	-	442	(100.0)	-	442	(100.0)
Net gain (loss) on sale of investment securities	19	-	-	234	12	1,850.0
Total non-interest income	$1,749	1,904	(7.9)%	$4,880	3,606	35.3%

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Non-interest income decreased 7.9% to $1.7 million, in the third quarter of 2015 from $1.9 in third quarter of 2014.  We reported growth in every major non-interest income category since last year except net gain on sales of bulk mortgage loans and SBA loan sales.  This increase was from overall growth in assets, growth in number of customer accounts and volume related fees. Customer service fees increased $117,000, or 19.3%, to $721,000 in the third quarter of 2015 compared with the third quarter of 2014 primarily due to increases in the number of loan and deposit accounts.  Mortgage banking income from sales, net of commissions on secondary market loans, increased $177,000, or 53.9%, to $504,000 in the third quarter of 2015 compared with 2014.  Cash surrender value of life insurance rose 57.9% to $191,000 as an additional $5.0 million of company owned life insurance was purchased in the second quarter of 2015. In the third quarter of 2015, three groups of bulk mortgage portfolio loans were sold totaling $16.5 million resulting in a $314,000 gain on sale compared with $410,000 gain on sale in the third quarter of 2014.  In the third quarter of 2014 the gain on sale related to SBA loans was $442,000. There were no SBA sales in 2015.  Gains on the sale of available-for-sale securities during the third quarter of 2015 totaled $19,000 with no comparable securities gains in the same quarter the prior year.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Non-interest income increased $1.3 million, or 35.3%, to $4.9 million in the first nine months of 2015 from $3.6 million in the first nine months of 2014 primarily as a result of higher customer service fees, higher mortgage banking income from sales, net of commissions, and higher net gains on sale of investment securities. Customer service fees increased $321,000, or 17.7%, to $2.1 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 due to increases in the number of loans and deposit accounts. Mortgage banking income from sales, net of commissions on secondary market loans, increased $560,000, or 98.9%, to $1.1 million for the nine months ended September 30, 2015 compared with 2014. In the first nine months of 2015, eight groups of bulk mortgage portfolio loans were sold totaling $42.2 million resulting in an $866,000 gain on sale compared with $410,000 gain on sale for the nine months ended September 30, 2014. Gains on the sale of available-for-sale securities during the first nine months of 2015 totaled $234,000, compared with $12,000 of sales during the same period in 2014.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 and the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		from Prior	September 30,		from Prior
	2015	2014	Period	2015	2014	Period
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$4,118	3,543	16.2%	$12,033	10,399	15.7%
Equipment and occupancy	818	828	(1.2)	2,472	2,584	(4.3)
Data processing	414	357	16.0	1,219	1,039	17.3
Advertising, promotion & public relations	167	149	12.1	547	445	22.9
Legal and accounting	461	250	84.4	1,144	655	74.7
FDIC insurance and other regulatory assessments	195	190	2.6	614	554	10.8
Other real estate income	(12)	(35)	(65.7)	(30)	(19)	57.9
Other expenses	843	840	0.4	2,303	2,172	6.0
Total non-interest expense	$7,004	6,122	14.4%	$20,302	17,829	13.9%

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

For the three months ended September 30, 2015, non-interest expenses totaled $7.0 million, an increase of $0.9 million, or 14.4%, from $6.1 million in the prior quarter period. The increase was due primarily to higher compensation costs related to growth in employee headcount, volume related costs attributable to loans, deposits, and data processing, and higher legal, accounting and insurance related to public company expenses.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

For the nine months ended September 30, 2015, non-interest expenses totaled $20.3 million, an increase of $2.5 million, or 13.9%, from $17.8 million in the prior quarter period. This increase was primarily due to increases in salary expenses of $1.6 million and combined increases in advertising, legal and accounting, regulatory and other expenses of $782,000, which include various items, related to our growth, increased volume of business and higher legal, accounting and insurance related to public company expenses.  These increases were offset partially by $177,000 in recoveries on operating losses taken in the third and fourth quarters of 2014.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls and compliance requirements. At the same time, management seeks to contain costs whenever prudent and in the second quarter of 2015 various large vendor contracts including our core processor, portfolio accounting and professional services contracts were renegotiated as a cost savings measure. The estimated annual savings to future noninterest expenses is $500,000.  Also, the majority of new employee hires occurred in the second quarter of 2015. Although our expenses have grown year-over-year we have successfully absorbed these costs and our efficiency ratio is at pre-IPO levels.  The efficiency ratio is a widely followed metric in the banking industry which measures operating expenses as a percentage of net revenue.

The following tables present the efficiency ratio, for the three and nine months ended September 30, 2015 and 2014:

	At or For Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30, 2014
	2015	2014	2015	2014
	(Dollars in thousands)
Non-interest expense (numerator)	$7,004	6,122	20,302	17,829
Net interest income	8,504	7,533	24,156	21,695
Non-interest income	1,749	1,904	4,880	3,606
Less: gains (losses) on sales of securities	(19)	-	(234)	(12)
Adjusted operating revenue (denominator)	10,234	9,437	28,802	25,289
Efficiency Ratio	68.44%	64.87	70.49	70.50

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

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Income tax expense was $841,000 for the three months ended September 30, 2015, compared with $1.1 million for the three months ended September 30, 2014. Our effective tax rate for three months ended September 30, 2015 and 2014 was 32%.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Income tax expense was $2.3 million for the nine months ended September 30, 2015, compared with $2.0 million for the nine months ended September 30, 2014. Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 32% and 31% respectively. The increase in the 2015 effective tax rate is due primarily to net operating loss carryforward for federal income tax purposes being fully utilized in 2014.

Dividends

Dividends paid to U.S. Department of the Treasury on our Series C Preferred Stock totaled $32,000 for the nine months ended September 30, 2015 and equaled one percent per annum as a percentage of the liquidation amount compared with $142,000 for the same period ended September 30, 2014. There were no dividends paid on Series C Preferred Stock for the three months ended September 30, 2015 and $47,000 for the three months ended September 30, 2014.  On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at September 30, 2015 were $1.11 billion, an increase of $109.8 million, or 11.0%, over total assets of $998.4 million at December 31, 2014. The primary driver of the increase in assets was an increase in total loans of $118.2 million, or 17.0%, to a record $812.0 million at September 30, 2015 compared with $693.9 million at December 31, 2014. Mortgage loans held-for-sale decreased by $8.8 million, or 32.5%, to $18.4 million at September 30, 2015 compared with $27.2 million at December 31, 2014. This decrease is due to the sale of $42.2 million of portfolio mortgage loans held-for sale during 2015.  Securities available-for-sale were $210.0 million at September 30, 2015 compared with $220.5 million at December 31, 2014, a decrease of $10.5 million from investment sales, maturities, prepayments and calls. Cash surrender value of company owned life insurance totaled $25.6 million at September 30, 2015, up $5.6 million, or 27.5%, compared with $20.0 million at December 31, 2014. The Company purchased an additional $5.0 million of company owned life insurance in the second quarter of 2015.

Earning assets include loans, mortgage loans held-for-sale, securities, and short-term investments. Including company owned life insurance contracts and based on our business model, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at September 30, 2015 were $1.07 billion, or 97.0% of total assets of $1.11 billion. Earning assets at December 31, 2014 were $967.5 million, or 96.9% of total assets of $998.4 million. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

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

We balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any secured borrowings and maintain compliance with regulatory investment requirements. Our investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Our securities portfolio consists primarily of U.S. government agency obligations, mortgage backed securities and municipal securities, although we also hold corporate bonds and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and our targeted duration for our investment portfolios is in the four-to-five year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Management Committee, or ALCO, reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.  The Board of Directors annually reviews and approves the investment portfolio.

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

Our available-for-sale securities, carried at their fair market value, decreased to $210.0 million as of September 30, 2015 from $220.5 million at December 31, 2014. The decrease in available-for-sale securities was due to investment sales, maturities, prepayments and calls. The Bank had security sales of $33.3 million during the nine months ended September 30, 2015. As of September 30, 2015, investment securities having a carrying value of $25.7 million were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

At September 30, 2015 we had $2.3 million of federal funds sold.  There were no federal funds sold as of December 31, 2014. Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At September 30, 2015, there were no holdings of securities of any issuer, other than U.S. government agencies, in an amount greater than 10% of our stockholders’ equity.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$128,526	15.81%	$110,929	15.97%
Multi-family	9,259	1.14	11,310	1.63
Commercial and industrial	285,381	35.10	235,911	33.95
Commercial real estate	297,385	36.57	271,001	39.01
Construction and land development	81,580	10.03	58,843	8.47
Consumer	10,126	1.25	5,915	0.85
Other	833	0.10	875	0.12
Total Loans	813,090	100.00%	694,784	100.00%
Net deferred loan origination costs and fees	(1,030)		(876)
Less: Allowance for loan losses	(9,632)		(8,518)
Net Loans	$802,428		$685,390

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on commercial real estate (CRE) and commercial and industrial lending, which constituted 72% of our loan portfolio as of September 30, 2015. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial and industrial lending. Our loan growth since inception has been reflective of the market we serve. Our CRE and commercial and industrial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

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

We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent loan review firm to review our loans semi-annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their examination process.

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

As of September 30, 2015 and December 31, 2014, we had impaired loans of $966,000 and $3.8 million, respectively, inclusive of non-accrual loans. We allocated $35,000 and $530,000 of our allowance for loan losses at September 30, 2015 and December 31, 2014, to these impaired loans, respectively. We had $607,000 and $345,000 of year-to-date charge-offs against impaired loans as of September 30, 2015 and December 31, 2014, respectively. A loan is considered impaired if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan, but impairment does not always indicate credit loss. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less selling costs if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. For collateral dependent loans any impairment is included in the allowance for loan losses immediately.  Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $966,000 of impaired loans reported as of September 30, 2015, $384,000 were residential real estate mortgages, $424,000 were construction and land development loans, $131,000 were commercial and industrial loans, and $27,000 were consumer loans.

Non-performing Assets

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (that is, place the loan on non-accrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. A loan may be placed on non-accrual status before it becomes 90 days delinquent if management believes that the collection of principal and interest in accordance with contractual terms is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. The payments received on non-accrual loans are applied directly to principal.

Allowance for Loan Losses

Our net charge-offs as a percentage of average loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 was 0.09% compared with 0.05% respectively. The largest balance of our charge-offs is on commercial and industrial loans; however, recoveries in commercial and industrial loans and construction and land development offset a portion of the loan charge-offs.

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2015.

Cash Surrender Value of Company Owned Life Insurance

At September 30, 2015, we maintained investments of $25.6 million in company owned life insurance policies as protection against the loss of key employees, as compared with $20.0 million at December 31, 2014. Our tax equivalent yield on these products was 4.48% for the nine months ended September 30, 2015 and 4.59% and year ending December 31, 2014. In the second quarter of 2015 the Company purchased an additional $5.0 million of single premium whole life insurance policies.

Deferred Tax Asset

We had a net deferred tax asset of $8.0 million as of September 30, 2015 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets $8.0 as of September 30, 2015 compared with $7.4 million as of December 31, 2014, is primarily a result of changes in the net unrealized gains/losses on securities available-for-sale and interest rate swap agreements.

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

The following table presents the average balance and average rate paid on deposits for each of the following categories for the three months ended September 30, 2015 and the year ended December 31, 2014:

	Average for Nine Months Ended September 30, 2015		Average for Year Ended December 31, 2014
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Types of Deposits:
Non-interest bearing demand deposits	$198,438	0.00%	$167,959	0.00%
Interest bearing demand deposits	60,147	0.35	50,208	0.40
Money market accounts	396,511	0.41	396,949	0.44
Savings accounts	14,649	0.11	9,353	0.13
Time deposits, less than $100,000	57,097	0.91	74,829	0.77
Time deposits, $100,000 and over	20,730	1.24	15,851	1.31
CDARs and ICS	85,823	0.64	56,855	0.62
Total deposits	$833,395	0.38%	$772,004	0.40%

Total average deposits for the nine months ended September 30, 2015 were $833.4 million, an increase of $61.4 million, or 8.0% over total average deposits of $772.0 million for the year ended December, 31, 2014. Our intentional focus on demand deposits has resulted in an increase in average balances of $30.5 million, or 18.2%, in non-interest bearing demand deposits and an increase of $9.9 million, or 19.8%, in interest bearing demand deposits when comparing the average for the nine months ended September 30, 2015 to the year ended December 31, 2014. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and into money market accounts, even as we have continued to lower the interest rates on these deposits.

The following table presents the maturities of our certificates of deposit as of September 30, 2015 and December 31, 2014:

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
September 30, 2015
Maturity
Three months or less	$43,063	9,246	52,309
Over three through six months	17,236	10,167	27,403
Over six months through one year	21,660	9,582	31,242
Over one year	15,494	36,040	51,534
Total	$97,453	65,035	162,488

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2014
Maturity
Three months or less	$39,151	15,454	54,605
Over three through six months	16,966	3,636	20,602
Over six months through one year	19,785	8,740	28,525
Over one year	18,592	38,769	57,361
Total	$94,494	66,599	161,093

Borrowed Funds

Our Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of September 30, 2015 and December 31, 2014 we had $55.0 million in long-term notes outstanding. The Bank also has outstanding advances under the Cash Management Variable Rate Advance Program (CMA) of $30.3 million and $15.3 million as of September 30, 2015 and December 31, 2014, respectively. The weighted average interest rate on all advances at September 30, 2015 and December 31, 2014 was of 0.71% and 0.68%, respectively. As of September 30, 2015, our Bank is eligible to use the Federal

Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $226.1 million. As of September 30, 2015 and December 31, 2014, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $216.9 million have been pledged as collateral for potential advances.

Derivatives

As part of its activities to manage interest rate risk due to interest rate movements, the Bank enters into interest rate swaps to facilitate customer transactions and meet their financing needs. Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Bank, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Bank owes the customer or counterparty and has no credit risk.  At September 30, 2015 and December 31, 2014 the Bank had interest rate swaps to facilitate customer transactions with a notional amount of $18.6 million and $12.7 million and a fair value of $638,000 and $573,000, respectively.

The Bank has also entered into delayed interest rate swap agreements or cash flow hedges to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate. Interest rate swap agreements are entered into to convert a portion of the Bank’s forecasted variable-rate time deposits and commercial and industrial loans to a fixed rate. The Bank had at fair value $931,000 and $611,000 of cash flow hedges as of September 30, 2015 and December 31, 2014, respectively.  The notional amount at September 30, 2015 was $45.0 million and $30.0 million at December 31, 2014. During 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive Loss and will be recognized on the Consolidated Statements of Income over the original terms of the contract commencing in November 2015 and concluding May 2021.

Subordinated Debt

On December 29, 2014, the Corporation issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75% as of September 30, 2015 and December 31, 2014.  The Subordinated Notes are reduced by the issuance costs of $394,000 and $423,000 as of September 30, 2015 and December 31, 2014, respectively.  Interest is due quarterly on the Subordinated Notes and principal is due on the maturity date, which is December 29, 2024.

Stockholders’ Equity

Stockholders’ equity increased $1.7 million to $93.3 million at September 30, 2015 from $91.6 million at December 31, 2014. The increase in stockholders’ equity resulted from the net effect of a $14.5 million of common stock proceeds from the IPO, the payoff of $18.95 million of the Series C Preferred Stock, net income of $4.8 million, a reduction of $739,000 of additional other comprehensive loss and $417,000 in additional paid-in-capital related to stock compensation expense as of September 30, 2015.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Bank has $55,000 and $98,000 in allowance for off-balance sheet exposures included in other liabilities on the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively.

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

Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2015 and December 31, 2014, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The liability sensitivity present at the 100 and 200 bps increment levels is primarily attributable to a higher level of nonmaturing deposits repricing faster than our loan and investment portfolio, as well as the impact of our variable rate loans with floors. Changes were made to our model at March 31, 2015, related to our deposit beta assumptions after further review of our money market accounts. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including balance sheet growth, the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

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

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result we believe the down rate shock scenarios are not meaningful. At September 30, 2015, the (2.12)% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2014 of (5.52)% for a 200 basis point rate change due to the model assumption changes made in March 2015 as well as the increased capital base from the IPO.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At September 30, 2015			At December 31, 2014
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$177,342	177,705	173,588	$146,577	142,731	138,480
Actual dollar change	-	363	(3,754)	-	(3,846)	(8,097)
Percent change	-	0.20%	(2.12)%	-	(2.62)%	(5.52)%

The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

The following chart presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of September 30, 2015 and December 31, 2014 on a static balance sheet.  This compares favorably to the results as of December 31, 2014 due to the model assumption changes made in March 2015 as well as the capital base from the IPO.

	Change in Net Interest Income
	At September 30, 2015			At December 31, 2014
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	(1.28)%	(0.32)	0.56	(3.88)	(5.53)	(6.85)
Year 2	(1.65)	(1.89)	(3.31)	(4.54)	(7.25)	(10.36)

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At September 30, 2015, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $233.9 million. Additionally, as of September 30, 2015, we had available to us approximately $88.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of September 30, 2015 and December 31, 2014 our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2015:
Total capital to risk weighted assets	$121,792	12.75%	$76,412	8.00%	$95,515	10.00%
Tier 1 capital to risk weighted assets	92,105	9.64	38,206	6.00	57,309	8.00
Common equity tier 1 capital to risk weighted assets	92,105	9.64	42,982	4.50	62,084	6.50
Tier 1 capital to average assets	92,105	8.41	43,792	4.00	N/A	5.00

At December 31, 2014:
Total capital to risk weighted assets	$118,118	14.00%	$67,505	8.00%	$84,381	10.00%
Tier 1 capital to risk weighted assets	89,600	10.62	33,752	4.00	50,628	6.00
Tier 1 capital to average assets	89,600	9.21	38,916	4.00	N/A	5.00

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incident to our business. As of September 30, 2015 there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

AVENUE FINANCIAL HOLDINGS, INC

November 13, 2015	/s/ Kent Cleaver
Kent Cleaver President and Chief Operating Officer

November 13, 2015	/s/ Barbara Zipperian
Barbara Zipperian Chief Financial Officer