Form 10-K
period 2015-12-31
Avenue Financial Holdings, Inc.
filed 2016-03-29
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $92.5 million as of June 30, 2015.

As of March 25, 2016, Avenue Financial Holdings, Inc., had 10,357,750 shares of common stock outstanding.

AVENUE FINANCIAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

You should not place undue reliance on any forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•

the ability of Avenue Financial Holdings, Inc. (the Company) and Pinnacle Financial Partners, Inc., (Pinnacle) to consummate the transaction or satisfy the conditions to the completion of the Merger described under the heading “Significant Recent Development” contained in Item 1 “Business” of Part I of this Report;

•	the failure of the Company’s shareholders to approve the Merger;
•	the receipt of regulatory approvals required for the Merger in the timeframe and on the terms expected;
•	the ability of the Company and Pinnacle to meet expectations regarding the timing, completion and accounting and tax treatments of the Merger;
•	the possibility that any of the anticipated benefits of the proposed Merger will not be realized by the Company or Pinnacle or will not be realized within the expected time period;
•	the risk that integration of the Company’s operations with those of Pinnacle will be materially delayed or will be more costly or difficult than expected;
•	the failure of the proposed Merger to close for any other reason;
•

the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the diversion of management time on transaction related issues;

•	disruption from the Merger with customers, suppliers or employee relationships;
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

Founded by a team of executives and banking professionals having substantial experience with large regional institutions in the middle Tennessee market, our strategy is to serve Nashville’s rapidly growing need for local banking services. As a company of more than 147 employees, we are woven into the very fabric of our community, through the widespread service and leadership of our employees in non-profit and civic engagement. We believe this genuine passion and engagement in our community, across the board in our company, provides us with the ability to capture a disproportionate amount of business.

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

Significant Recent Development

On January 28, 2016, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Pinnacle Financial Partners, Inc., a Tennessee corporation (Pinnacle) providing for the merger of the Company with and into Pinnacle, with Pinnacle being the surviving entity. On January 28, 2016, our Bank entered into an Agreement and Plan of Merger providing for the merger of our Bank with and into Pinnacle Bank, a Tennessee banking corporation and wholly owned subsidiary of Pinnacle, with Pinnacle Bank being the surviving entity.

At the effective time of the Merger (the Effective Time), each share of common stock of the Company (including shares of restricted stock) that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company, Pinnacle or any of their respective subsidiaries other than in a trust or fiduciary capacity or in satisfaction of debts previously contracted) will be automatically converted into the right to receive (i) 0.36 shares of Pinnacle common stock, plus (ii) $2.00 in cash, without interest (such per share amount, the Merger Consideration). As of the Effective Time, all such converted shares of common stock of the Company shall no longer be outstanding and shall automatically be canceled and shall cease to exist.

Each issued and outstanding option to purchase shares of Company common stock will vest in full as of immediately prior to and contingent on the closing of the Merger, and each holder of an option that has an exercise price per share that is less than the Merger Consideration will be entitled to receive after the Effective Time an amount in cash equal to the excess of $20.00 per share over such exercise price per share, multiplied by the number of shares of Company common stock underlying the option. Additionally, all restricted shares of Company common stock that are subject to vesting or forfeiture conditions (whether time-based or performance-based) that are outstanding as of immediately prior to the Effective Time shall become fully vested immediately prior to and contingent on the closing of the Merger and shall be converted into the right to receive the Merger Consideration.

Our Board of Directors (the Board), based on the recommendation of a special committee of certain disinterested members of the Board, unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. In connection with such approval, Keefe Bruyette & Woods, Inc. rendered its opinion to the Board that, as of the date of the opinion and subject to the various assumptions and qualifications set forth therein, the Merger Consideration to be received by the Company’s stockholders is fair, from a financial point of view, to such stockholders.

The consummation of the Merger is subject to the satisfaction of certain customary conditions, including: (i) the approval by the holders of at least a majority of the outstanding shares of Company common stock entitled to vote on the Merger Agreement and the transactions contemplated thereby, including the Merger; (ii) receipt of any required governmental regulatory approvals or expiration or termination of the applicable waiting periods under applicable law; and (iii) the absence of any law or order prohibiting or otherwise making illegal the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers, and (ii) the compliance by the other party with its obligations and preclosing covenants thereunder, subject to customary materiality qualifiers.

The Merger Agreement contains customary representations and warranties of the parties. The Merger Agreement also contains customary covenants, including covenants requiring: (i) each of the parties to use reasonable best efforts to cause the Merger to be consummated; and (ii) the Company to call and hold a stockholders’ meeting at which the Board will recommend, subject to certain exceptions based on its fiduciary duties, that the stockholders approve the Merger Agreement and the transactions contemplated thereby, including the Merger. The Merger Agreement also requires the Company to conduct its operations in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time.

Under the terms of the Merger Agreement, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties. The “no-shop” restrictions in the Merger Agreement are also subject to a customary “fiduciary-out” provision which allows the Company under certain circumstances to provide information to and participate in discussions with third parties with respect to an unsolicited alternative acquisition proposal that the Board has determined is or would reasonably be expected to result in a Superior Proposal (as defined in the Merger Agreement). Notwithstanding the foregoing, the Company is required to provide Pinnacle with certain information regarding its discussions with third parties, and under specified circumstances to negotiate in good faith with Pinnacle in the event of other acquisition proposals and/or certain other developments.

The Merger Agreement also contains certain termination rights in favor of each party, including rights allowing the Company to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Pinnacle a termination fee of $8.0 million.

The Merger Agreement is attached to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission (SEC) on January 29, 2016, to provide the Company’s stockholders with information regarding the terms of the Merger Agreement and is not intended to modify or supplement any factual disclosures about the Company in the Company’s public reports filed with the SEC. In particular, the Merger Agreement and this summary of terms are not intended to be, and should not be relied upon as, disclosures regarding any facts or circumstances relating to the Company, Pinnacle, their respective subsidiaries and affiliates or any other party. The representations and warranties contained in the Merger Agreement have been negotiated only for the purpose of the Merger Agreement and are intended solely for the benefit of the parties thereto. In many cases, these representations, warranties and covenants are subject to limitations agreed upon by the parties and are qualified by certain supplemental disclosures provided by the Company to Pinnacle in connection with the execution of the Merger Agreement. Furthermore, many of the representations and warranties in the Merger Agreement are the result of a negotiated allocation of contractual risk among the parties and, taken in isolation, do not necessarily reflect facts about the Company, Pinnacle, their respective subsidiaries and affiliates or any other party. Likewise, any references to materiality contained in the representations and warranties may not correspond to concepts of materiality applicable to investors or stockholders. Finally, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, and these changes may not be fully reflected in the Company’s public disclosures.

AS A RESULT OF THE FOREGOING, INVESTORS AND STOCKHOLDERS ARE STRONGLY ENCOURAGED NOT TO RELY ON THE REPRESENTATIONS, WARRANTIES AND COVENANTS CONTAINED IN THE MERGER AGREEMENT, OR ON ANY DESCRIPTIONS THEREOF, AS ACCURATE CHARACTERIZATIONS OF THE STATE OF FACTS OR CONDITION OF THE COMPANY OR ANY OTHER PARTY. INVESTORS AND STOCKHOLDERS ARE LIKEWISE CAUTIONED THAT THEY ARE NOT THIRD-PARTY BENEFICIARIES UNDER THE MERGER AGREEMENT AND DO NOT HAVE ANY DIRECT RIGHTS OR REMEDIES PURSUANT TO THE MERGER AGREEMENT.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 29, 2016. Nothing herein limits or otherwise affects the rights or obligations under the Merger Agreement of any party thereto.

Our Competitive Strengths

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

The resulting high-end experience we believe encourages our clients to promote our Bank, generating significant account growth from word-of-mouth recommendations. With very limited investment in retail product advertising, our four branches opened approximately 3,500 new accounts in 2015.  We believe our concept and practice of concierge banking has proven to differentiate us from competitors and resulted in high levels of customer satisfaction, retention, and the formation of broad client relationships.

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

We believe our portfolio of loans and deposits is well-balanced and diversified, reflecting the diverse economic market we serve, while simultaneously mitigating risk. For example, despite over doubling our loan growth since inception, the mix of our loan portfolio has remained relatively consistent.

The operations of our business to date have remained focused on the Nashville MSA. Of our Bank’s total loan portfolio of $845.8 million at December 31, 2015, we consider approximately $699.4 million (83% of total) to have a degree of dependence on the Nashville MSA market area and economy, and a substantial portion of those loans are considered commercial real estate (including owner occupied real estate), construction and development, or residential mortgage loans. As such, a substantial majority of our loan portfolio remains in Nashville’s residential and commercial real estate market, particularly within our CRA assessment area of Davidson and Williamson Counties.

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

We are organized into the following banking teams:

Commercial Banking

The commercial banking group maintains the largest portfolio of loans and deposits in our Bank, comprising approximately $550.0 million of our total loans and $297.8 million of our total deposits as of December 31, 2015. The loans are a mix of commercial real estate, owner-occupied real estate, working capital lines of credit, and other traditional commercial loans. The deposit base consists largely of the operating accounts of our commercial clients, with heavy use of treasury management products. We have a team of thirteen bankers to service this portfolio.

Music and Entertainment Banking

We have a team dedicated to the music and entertainment industry, established with the formation of our Bank in 2006. Our music and entertainment team consists of four bankers, representing $164.7 million our Bank’s deposit base and $98.9 million of our loan portfolio as of December 31, 2015. Given the unique nature and the business models employed within the music industry, we serve these clients through bankers with what we believe to be uncommon expertise and specific music and entertainment experience. We have bankers capable of serving all of a client’s varying needs, from personal deposits to large commercial loans.

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

Private Banking

The private banking team maintains the second largest portfolio of loans and deposits in our bank, comprising approximately $120.5 million of our loan balances and $231.2 million of our deposit balances as of December 31, 2015. The loans are a mix of consumer home-equity, portfolio mortgage, and commercial-purpose loans. The deposit base consists largely of consumer checking and money market accounts. We have a team of eight bankers and two assistants to service this portfolio. We also have a wealth management banker to support the offerings of the private banking team, providing consultation and investment strategies to their clients.

Business Banking

Business banking is a relatively new area of expertise for our Bank. In 2012, we successfully recruited one of Nashville’s leading business bankers, who has created and is growing our new business banking department comprised of three additional bankers. This department focuses on businesses that are slightly below the middle market threshold, with some activity in the small business / SBA market. As of December 31, 2015, business banking represented approximately $41.8 million of total deposits and $61.9 million of total loans.

Mortgage Banking

The mortgage banking team consists of seven mortgage loan officers producing mortgage loans that we typically sell to the secondary market. Portfolio mortgage loans originated by this team are typically referred to other loan officers in the Bank for the purpose of developing a more complete relationship with the client, and such loans totaled $3.8 million as of December 31, 2015.

Concierge Banking (Retail Branches)

We differentiate ourselves through our retail channel with a unique delivery model called concierge banking. We staff our branches with service-motivated and fully cross-trained bankers capable of handling any consumer client need, from transactions to account openings to loans. We also designed our branches to reflect a highly sophisticated, hospitality-inspired atmosphere. The resulting high-end experience compels our clients to promote the bank, generating significant account growth from word-of-mouth recommendations. Loans and deposits generated through this team totaled $11.4 million and $103.5 million, respectively as of December 31, 2015.

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

Employees

As of December 31, 2015, we had 147 total employees and 145 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We completed our initial round of funding in February 2007, raising $75 million in capital and acquired a state charter. This was accomplished by the acquisition of a two-branch bank in rural western Tennessee having approximately $25 million in total assets. We immediately moved the headquarters to Nashville, and 23 months later completed the divestiture of the acquired bank’s assets and liabilities. In July 2007, we opened a branch in Nashville’s historic Cummins Station building. In the same year, we opened our corporate headquarters in Nashville’s historic Union Station Baggage Building. Since then, we have opened three additional branches as well as a limited deposit courier service. In February 2015 we raised an additional, $14.5 million in net new capital through our initial public offering.

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

Basel I

Under Federal Reserve regulations implementing the Basel I standards, the minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 6% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2015, our consolidated ratio of total capital to risk-weighted assets was 12.25% and our ratio of Tier 1 capital to risk-weighted assets was 9.28%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2015, our leverage ratio was 8.17%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

As of December 31, 2015, we were well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 8%, and 5%, respectively. In addition to the foregoing federal requirements, Tennessee state banks are required to have the capital structure that the TDFI deems adequate and the Commissioner may require a state bank to increase its capital structure to the point deemed adequate by the Commissioner before granting approval of a branch application or charter amendment.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. When effective, the Basel III Capital Rules will amend those thresholds to reflect both (i) the generally heightened requirements for regulatory capital ratios, and (ii) the introduction of the CET1 capital measure. At December 31, 2015, our Bank qualified for the well-capitalized category.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (CRE) loans. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2015, our Bank’s total CRE loans represented 269% of its capital, below the 300% target.

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

\Anti-Terrorism and Money Laundering Legislation

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

•

The Dodd-Frank Act created the new Consumer Financial Protection Bureau (Bureau) with broad powers to supervise and enforce consumer financial protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority with respect to enumerated consumer financial protection laws over all banks with more than $10.0 billion in assets. Institutions with less than $10.0 billion in assets will continue to be examined for compliance with consumer financial protection laws by their primary bank regulator.

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

Risks Related To Our Business

The Company has entered into the Merger which is subject to shareholder approval, regulatory approval and the performance of the parties to the Merger Agreement.

As discussed in Part 1. — Item 1. “Business — Significant Recent Development”, on January 28, 2016, the Company entered into the Merger Agreement. Management of the Company is unable to predict what effect the Merger may have on its business, financial condition, results of operations or stock price. The material factors that could have an effect on the Company’s business, financial condition, results of operations or stock price include, without limitation, the following: (1) the inability to complete the Merger in a timely manner; (2) the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the Merger, including obtaining necessary regulatory approvals; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (4) the occurrence of events that adversely effect the price of Pinnacle common stock; (5) the possibility that competing offers will be made; (6) the effect of the announcement of the transaction on the Company’s business relationships, operating results and business generally, either before or after the consummation of the transaction; (7) diversion of management’s attention from ongoing business concerns as a result of the pendency or consummation of the Merger; and (8) general economic or business conditions and other factors.

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

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. As of December 31, 2015 and December 31, 2014, the allowance for loan losses was $10.1 million and $8.5 million, respectively. Non-accruing loans totaled $550,000 and $695,000 as of December 31, 2015 and December 31, 2014, respectively. The amount of the allowance for loan losses is determined by our management through periodic reviews. Maintaining an adequate allowance for loan losses is critical to our financial results and condition. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-

accruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

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

As a result of our growth over the past several years, as of December 31, 2015 approximately $790.5 million (including unfunded commitments) of the loans in our loan portfolio were originated during the past two years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. We have established an informal, internal limit on loans to one borrower, principal or guarantor. Our limit is based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes. However, we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry and the credit quality of the borrower are commensurate with the increased size of the loan. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2015, our 10 largest borrowing relationships accounted for approximately 13.8% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes $202.1 million of non-owner-occupied commercial real estate (CRE) loans, for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non-owner-occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2015, approximately 62% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The last recession adversely affected real estate market values across the country and values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2015, we held $508,000 in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher interest rate environment, but this may not remain true in the future. We have managed the growth of our Bank since inception in an economic environment characterized by declining interest rates. Our ability to continue that performance in a rising rate environment is not a certainty. Our interest sensitivity profile was asset sensitive on a growth balance sheet as of December 31, 2015, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, or the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in the Nashville MSA. Substantially all of the real estate loans in our loan portfolio are secured by properties located in the Nashville MSA. Therefore, our success will depend on the general economic conditions in this area, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in our local market. As of December 31, 2015, approximately 83% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in the Nashville MSA, than those of larger, more geographically diverse competitors. For example, a downturn in the economy in the Nashville MSA could make it more difficult for our borrowers in that market to repay their loans and may lead to loan losses that are not offset by operations in other markets. Any regional or local economic downturn, or natural or man-made disaster, that affects the Nashville MSA, or existing or prospective property or borrowers in the Nashville MSA may affect us and our profitability more significantly and more adversely than our more geographically diverse competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects. From time to time, our Bank may provide financing to Nashville-based clients who have companies or properties located outside the Nashville MSA. In such cases, we face similar local market risk in those communities.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 87% of our Bank’s deposits as of December 31, 2015 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 72% of the assets of our Bank were loans at December 31, 2015, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2015, the fair value of our investment securities portfolio was approximately $221.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (OTTI) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We became subject to further reporting requirements under the rules of the FDIC for the fiscal year in which our Bank’s total assets first exceeded $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of our Bank’s effectiveness of its internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we will be required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. If our Bank cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.

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

Our directors and executive officers, as a group, beneficially owned approximately 21.16% of our outstanding common stock as of March 25, 2015. As a result of their ownership, our directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Our main office is located at 111 10th Avenue South, Suite 400, Nashville, Tennessee 37203. We lease our main office and also lease office space for our four branches. We believe that we have the necessary infrastructure in place to support our projected growth in our primary markets and do not anticipate establishing additional offices in new markets in the foreseeable future.

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

Market Information and Holders of Record

Avenue Financial Holdings, Inc.’s common stock is traded on the Nasdaq Global Select Market under the symbol “AVNU” and has traded on that market since February 10, 2015. Prior to that time, there was no established public trading market for our stock.  The following table shows the high and low sales price information for the Company’s common stock for each full quarter in 2015 as reported on the Nasdaq Global Select Market.

	Year Ended December 31, 2015
	High	Low
First quarter	$-	-
Second quarter	13.44	11.48
Third quarter	13.47	12.05
Fourth quarter	15.00	12.73

As of March 25, 2016, the Company had approximately 847 total stockholders, including 165 stockholders of record and 682 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share and Employee Data)
SELECTED INCOME STATEMENT DATA
Interest income	$38,321	33,024	27,061	22,888	21,927
Interest expense	5,642	4,067	3,865	5,196	5,788
Net interest income	32,679	28,957	23,196	17,692	16,139
Provision for loan losses	2,029	1,643	1,593	1,623	1,102
Net interest income after provision for loan losses	30,650	27,314	21,603	16,069	15,037
Non-interest income	6,579	4,665	5,055	5,793	2,984
Non-interest expense	27,143	23,862	20,309	18,199	15,701
Income tax expense (benefit)	3,132	2,525	2,400	988	(11,519)
Net income	6,954	5,592	3,949	2,675	13,839
Dividends on preferred shares	(32)	(190)	(190)	(358)	(396)
Accretion of net preferred stock discount	-	-	-	-	(234)
Net income available to common stockholders	$6,922	5,402	3,759	2,317	13,209

PER COMMON SHARE DATA
Basic earnings per share	$0.70	0.64	0.45	0.27	1.56
Diluted earnings per share	0.69	0.63	0.45	0.27	1.56
Book value per common share	9.16	8.37	7.36	7.78	7.37
Tangible book value per common share (1)	8.87	8.03	7.02	7.43	7.02
Basic weighted average common shares	9,891,993	8,485,780	8,424,598	8,443,393	8,444,063
Diluted weighted average common shares	10,026,947	8,539,121	8,424,598	8,443,393	8,444,063

SELECTED BALANCE SHEET DATA
Total assets	$1,165,454	1,001,721	893,144	726,484	629,947
Total loans, net of deferred fees	845,821	693,908	573,430	455,980	395,812
Allowance for loan losses	(10,061)	(8,518)	(7,204)	(6,695)	(6,550)
Securities available for sale	209,574	220,462	257,797	194,090	166,961
Goodwill and other intangible assets	2,966	2,966	2,966	2,966	2,966
Deposits	969,603	803,172	705,794	590,840	482,402
Advances from FHLB/FRB	68,000	70,300	79,250	39,000	44,000
Preferred stock	-	18,950	18,950	18,950	18,950
Tangible common stockholders’ equity (1)	91,448	69,312	60,135	62,846	59,254
Total stockholders’ equity	94,414	91,228	82,051	84,762	81,170
Average total assets	1,078,765	946,086	802,578	670,272	587,200
Average common stockholders’ equity	89,146	68,751	65,189	64,431	49,084
Full time employees	145	134	120	109	94

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
SELECTED PERFORMANCE RATIOS
Return on average assets (2)	0.64%	0.57	0.47	0.35	2.25
Return on average common stockholders’ equity (2)	7.76	7.86	5.77	3.59	26.91
Net interest margin (fully taxable equivalent)	3.26	3.30	3.17	2.97	3.02
Efficiency ratio (1) (3)	69.60	71.00	73.24	81.22	83.12

SELECTED ASSET QUALITY RATIOS
Nonaccruing loans	$550	695	591	1,880	2,624
Past due loans over 90 days and still accruing interest	-	-	-	-	-
Net loans charge-offs	486	329	1,084	1,478	203
Nonaccruing loans to total loans	0.07%	0.10	0.10	0.41	0.66
Nonaccruing loans and loans past due 90 days and still accruing to total loans	0.07	0.10	0.10	0.41	0.66
Non-performing assets to total assets (4)	0.09	0.41	0.45	0.66	1.06
Non-performing assets to loans and OREO	0.13	0.58	0.70	1.05	1.67
Allowance for loan losses to total loans	1.19	1.23	1.26	1.47	1.65
Allowance for loan losses to nonaccruing loans	1,829.27	1,224.87	1,219.43	356.12	249.58
Net loan charge-offs to average loans	0.06	0.05	0.22	0.36	0.05

CAPITAL RATIOS (Consolidated)
Tier 1 Leverage Ratio	8.17%	9.14	9.04	10.87	11.70
Tier 1 Common Capital Ratio	9.28	10.44	8.57	10.08	10.87
Tier 1 Risk-Based Capital Ratio	9.28	10.53	11.35	13.52	14.95
Total Risk-Based Capital Ratio	12.25	13.91	12.40	14.73	16.20
Tangible common stockholders' equity to tangible assets (1)	7.87	6.94	6.76	8.69	9.45

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

(3)

Efficiency ratio is defined as total non-interest expense divided by our operating revenue, which is equal to the sum of net interest income and total non-interest income, (excluding securities sale gains/(losses)) and is not an U.S. GAAP measure.

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

The information provided below reconciles each non-U.S. GAAP measure to its most comparable U.S. GAAP measure.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands Except, Per Share Data)
NON-GAAP FINANCIAL MEASURES
Tangible Common Stockholders' Equity and Tangible Common Stockholders' Equity/Tangible Assets
Common equity	$94,414	72,278	63,101	65,812	62,220
Less: intangible assets	(2,966)	(2,966)	(2,966)	(2,966)	(2,966)
Tangible common stockholders' equity	91,448	69,312	60,135	62,846	59,254
Total assets	1,165,454	1,001,721	893,144	726,484	629,947
Less: Intangible assets	(2,966)	(2,966)	(2,966)	(2,966)	(2,966)
Tangible assets	1,162,488	998,755	890,178	723,518	626,981
Tangible Common Stockholders' Equity/Tangible Assets	7.87%	6.94	6.76	8.69	9.45

Tangible Book Value per Common Share
Book Value Per Common Share	$9.16	8.37	7.36	7.78	7.37
Less: Effects of intangible assets	(0.29)	(0.34)	(0.35)	(0.35)	(0.35)
Tangible Book Value per Common Share	8.87	8.03	7.02	7.43	7.02

Efficiency Ratio
Non-interest expense (numerator)	$27,143	23,862	20,309	18,199	15,701
Net interest income	32,679	28,957	23,196	17,692	16,139
Non-interest income	6,579	4,665	5,055	5,793	2,984
Less: gains on sales of securities	(258)	(12)	(522)	(1,079)	(233)
Adjusted operating revenue (denominator)	39,000	33,610	27,729	22,406	18,890
Efficiency Ratio	69.60%	71.00	73.24	81.22	83.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at December 31, 2015 and 2014 and our results of operations for each of the years in the three-year period ended December 31, 2015.  The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere, including the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

The following discussion and analysis; presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through our Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

We are a bank holding company within the meaning of the BHC Act and we are headquartered in Nashville, Tennessee. Through our wholly owned subsidiary, Avenue Bank, we operate five full-service banking offices located in Davidson and Williamson counties in Tennessee. Four of these offices are retail branches and operate in the Nashville MSA. Additionally, we operate a mobile branch used to pick up non-cash client deposits and deliver them to our main office for processing as a convenience to our clients.

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

Net income available to common stockholders increased 28.1% to $6.9 million for the year ended December 31, 2015 compared with $5.4 million for the year ended December 31, 2014.  Net income per diluted share increased 9.0% to $0.69 for the year ended December 31, 2015 compared with $0.63 for the year ended December 31, 2014.  Pre-tax income was $10.1 million for the year ended December 31, 2015 and increased $2.0 million, or 24.3%, compared with $8.1 million for the year ended December 31, 2014. The increase in net income available to common stockholders and earnings per diluted share for the year ended December 31, 2015 compared with the year ended December 31, 2014 can be attributed to significant loan growth and the increase in non-interest income was generated by mortgage banking income and increased customer service fees.

Total assets increased $163.7 million, or 16.3%, to $1.2 billion at December 31, 2015, from $1.0 billion at December 31, 2014. Net loans increased $150.4 million, or 21.9%, to $835.8 million at December 31, 2015 compared with $685.4 million at December 31, 2014.

Deposits totaled $969.6 million at December 31, 2015, an increase of $166.4 million, or 20.7%, compared with $803.2 million at December 31, 2014, with growth coming from the non-interest and interest bearing demand deposit, and savings and money market deposit categories. Stockholders’ equity rose to $94.4 million, or $9.16 per share, at December 31, 2015, from $91.2 million, or $8.37 per share, at December 31, 2014. The increase was due to the payoff of the Series C Preferred Stock in the first quarter of 2015, offset by proceeds from the IPO and earnings.

The following table presents certain ratios of our results of operations for the year ended December 31, 2015 and 2014:

	At or For the Year Ended
	December 31,
	2015	2014
Return on average assets	0.64%	0.57
Return on average common stockholders' equity	7.76	7.86
Average stockholders' equity to average total assets	8.55	9.27

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

Investment Securities Impairment

Management reviews securities on a quarterly basis to identify securities with continued declines in market value. For securities that have had a 20% decline in market value for a period of 12-months or longer an in-depth analysis is performed to determine if there is a credit loss. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss are evaluated to determine the portion of the impairment due to credit quality of the issuer and that amount is recognized as a charge to earnings and a new cost basis for the security is established.

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

Results of Operations

The following table presents a summary of our statements of income, including the percentage change in each category for the year ended December 31, 2015 compared with 2014 and December 31, 2014 compared with 2013:

	Year Ended		Change	Year Ended	Change
	December 31,		from Prior	December 31,	from Prior
	2015	2014	Year	2013	Year
	(Dollars in Thousands)
Interest and dividend income	$38,321	33,024	16.0%	$27,061	22.0%
Interest expense	5,642	4,067	38.7	3,865	5.2
Net interest income	32,679	28,957	12.9	23,196	24.8
Provision for loan losses	2,029	1,643	(23.5)	1,593	(3.1)
Net interest income after provision for loan losses	30,650	27,314	12.2	21,603	26.4
Non-interest income	6,579	4,665	41.0	5,055	(7.7)
Non-interest expense	27,143	23,862	13.7	20,309	17.5
Net income before income taxes	10,086	8,117	24.3	6,349	27.8
Income tax expense	3,132	2,525	24.0	2,400	5.2
Net income	6,954	5,592	24.4	3,949	41.6
Dividends on preferred stock	(32)	(190)	(83.2)	(190)	-
Net income available to common stockholders	$6,922	5,402	28.1%	$3,759	43.7%

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

Year ended December 31, 2015 compared with year ended December 31, 2014

Net interest income increased $3.7 million, or 12.9%, to $32.7 million for the year ended December 31, 2015 from $29.0 million for the year ended December 31, 2014. This was due to an increase in total interest income of $5.3 million, or 16.0%, and a small increase in total interest expense of $1.6 million, or 38.7%. The increase in total interest income was primarily attributable to a 17.9% increase in average loans outstanding from 2014 to 2015. The increase in total interest expense was due to an increase in interest bearing deposit volume.

Year ended December 31, 2014 compared with year ended December 31, 2013

Net interest income increased $5.8 million, or 24.8%, to $29.0 million for the year ended December 31, 2014 from $23.2 million for the year ended December 31, 2013. This was due to an increase in total interest income of $6.0 million, or 22.0%, and a small increase in total interest expense of $202,000, or 5.2%. The increase in total interest income was primarily attributable to a 30.8% increase in average loans outstanding from 2014 to 2013. The increase in total interest expense was due to an increase in interest bearing deposit volume.

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

The following tables show, for the years ended December 31, 2015, 2014, and 2013, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In Thousands, Except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$214	2	0.75%	$429	5	1.10%	$2,586	37	1.43%
Investments (1) (3)	222,202	5,325	2.40	233,308	5,278	2.26	241,615	5,579	2.31
Federal funds sold	386	1	0.27	1,530	4	0.25	635	2	0.32
Loans held-for-sale	28,574	960	3.36	4,801	20	0.42	6,884	-	-
Total loans (2)	766,796	32,550	4.24	650,123	28,162	4.33	497,216	21,996	4.42
Total interest earning assets	1,018,172	38,838	3.81	890,191	33,469	3.76	748,936	27,614	3.69

Allowance for loan losses	(9,273)			(8,248)			(6,986)
Non-interest earning assets	69,866			64,143			60,628
Total assets	$1,078,765			$946,086			$802,578

Interest bearing liabilities:
Interest bearing deposits:
Checking	$62,044	217	0.35%	$50,208	201	0.40%	$31,751	143	0.45%
Savings	15,121	17	0.11	9,353	12	0.13	6,356	9	0.15
Money market	412,877	1,748	0.42	396,949	1,765	0.44	368,152	1,917	0.52
Time deposits	163,554	1,340	0.82	147,535	1,130	0.77	126,428	982	0.78
Federal funds purchased	4,930	30	0.61	6,243	42	0.68	1,469	12	0.82
Subordinated debt	19,800	1,393	7.03	164	11	6.86	-	-	-
Other borrowings	94,111	897	0.95	72,884	906	1.24	61,107	802	1.31
Total interest bearing liabilities	772,437	5,642	0.73	683,336	4,067	0.60	595,263	3,865	0.65

Non-interest bearing checking	205,673			167,959			116,509
Other liabilities	8,394			7,090			6,666
Stockholders' equity	92,261			87,701			84,140
Total liabilities and stockholders' equity	$1,078,765			$946,086			$802,578

Net interest spread			3.08%			3.16%			3.04%
Net interest margin			3.26			3.30			3.17

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,055,000, $637,000 and $395,000 are included in interest income in 2015, 2014 and 2013, respectively
(3)	Unrealized gains/(losses) of $(190,000), $(2,976,000), and $(1,095,000) are excluded from the yield calculation in 2015, 2014 2013, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the year ended December 31, 2015 compared with the year ended December 31, 2014, and the year ended December 31, 2014 compared with the year ended December 31, 2013.

	2015 Compared with 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2014 Compared with 2013 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$(2)	(1)	(3)	(31)	(1)	(32)
Investments	(251)	298	47	(192)	(109)	(301)
Federal funds sold	(3)	-	(3)	3	(1)	2
Loans held-for-sale	940	-	940	20	-	20
Total loans	5,053	(665)	4,388	6,764	(598)	6,166
Total interest earning assets	$5,737	(368)	5,369	6,564	(709)	5,855

Interest bearing liabilities:
Interest bearing deposits:
Checking	$47	(31)	16	83	(25)	58
Savings	8	(3)	5	5	(2)	3
Money market	71	(88)	(17)	150	(302)	(152)
Time deposits	123	87	210	163	(15)	148
Federal funds purchased	(9)	(3)	(12)	39	(9)	30
Subordinated debt	1,348	34	1,382	-	11	11
Other borrowings	264	(273)	(9)	154	(50)	104
Total interest bearing liabilities	1,852	(277)	1,575	594	(392)	202
Increase in net interest income	$3,885	(91)	3,794	5,970	(317)	5,653

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

Year ended December 31, 2015 compared with year ended December 31, 2014

Our net interest spread and net interest margin were 3.08% and 3.26%, respectively, for the year ended December 31, 2015, compared with 3.16% and 3.30%, respectively, for the year ended December 31, 2014. Our average interest earning assets for the year ended December 31, 2015 increased $128.0 million, or 14.4%, to $1.0 billion from $890.2 million for the year ended December 31, 2014. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $89.1 million, or 13.0%, to $772.4 million for the year ended December 31, 2015 from $683.3 million for the year ended December 31, 2014. This increase in our average interest bearing liabilities was primarily due to an increase in interest bearing checking, money market deposits and time deposits and the issuance of subordinated debt in the fourth quarter of 2014. Also the Bank increased its average borrowings in 2015 to fund the increase in loan growth. The ratio of our average interest earning assets to average interest bearing liabilities was 131.8% and 130.3% for the years ended December 31, 2015 and 2014, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.81% for the year ended December 31, 2015, compared with 3.76% for the year ended December 31, 2014. This slight increase was due to an increase in new loans generated. The average rate paid on interest bearing liabilities was 0.73% for the year ended December 31, 2015, compared with 0.60% for the year ended December 31, 2014. This increase was attributable primarily to the cost of the subordinated debt issued in the fourth quarter of 2014 slightly offset by growth in noninterest-bearing demand deposits.  The subordinated debt increased the average rate paid on interest bearing liabilities by 0.17%.

Year ended December 31, 2014 compared with year ended December 31, 2013

Our net interest spread and net interest margin were 3.16% and 3.30%, respectively, for the year ended December 31, 2014, compared with 3.04% and 3.17%, respectively, for the year ended December 31, 2013. Our average interest earning assets for the year ended December 31, 2014 increased $141.3 million, or 18.9%, to $890.2 million from $748.9 million for the year ended December 31, 2013. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $88.1 million, or 14.8%, to $683.3 million for the year ended December 31, 2014 from $595.3 million for the year ended December 31, 2013. This increase in our average interest bearing liabilities was primarily due to an increase in interest bearing checking, money market deposits and time deposits. Also the Bank increased its average borrowings in 2014 to fund the increase in loan growth. The ratio of our average interest earning assets to average interest bearing liabilities was 130.3% and 125.8% for the years ended December 31, 2014 and 2013, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.76% for the year ended December 31, 2014, compared with 3.69% for the year ended December 31, 2013. This slight increase was due to an increase in new loans generated. The average rate paid on interest bearing liabilities was 0.60% for the year ended December 31, 2014, compared with 0.65% for the year ended December 31, 2013. This improvement was due to the maturity of higher cost time deposits and reductions in non-maturity deposit rates.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our Allowance Committee, Audit Committee and Board of Directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into risk ratings using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee.   Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful, with either a general or specific allocation of reserves based on these risk grades. A pass rated loan is generally characterized by a very low average risk of default and in which management perceives there is a minimal risk of loss. At December 31, 2015, total loans rated special mention and substandard were $1.5 million, or 0.17% of total loans, compared with $6.8 million, or 0.97% of total loans, at December 31, 2014, compared with $5.2 million, or 0.91% of total loans, at December 31, 2013.

As of December 31, 2015 and December 31, 2014, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit. The principal balance of these impaired loans amounted to $1.2 million as of December 31, 2015 and $3.8 million as of December 31, 2014, respectively.  Impaired loans are reviewed individually under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with one of the following measures (1) present value of expected future cash flow discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral, less selling costs, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off over a look back period, plus qualitative adjustments multiplied by the loss emergence period (LEP) by loan segment. Management analyzes all loan charge-offs occurring during the previous six years by loan segment, except construction and land development which uses the previous five years to obtain the look back period.  The LEP is the period between when initial deterioration in the borrower’s financial capacity is first identified by Bank personnel to the time of charge-off. A LEP is calculated for each loan segment and then averaged and applied as a multiplier to the general loss factor, adjusted for qualitative factors. The qualitative factors reviewed include:

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

Year ended December 31, 2015 compared with year ended December 31, 2014

The provision expense for loan losses was $2.0 million for the year ended December 31, 2015, an increase of $386,000 from $1.6 million in 2014. This increase in provision for loan losses is primarily due to the increase in loans of $151.9 million, or 21.9%, from December 31, 2014, which offsets a lower level of net charge-offs. Our management maintains a proactive approach in managing non-accruing loans, which decreased to $550,000, or 0.07%, of total loans, at December 31, 2015 from $695,000, or 0.10%, of total loans, at December 31, 2014. During 2015, we had net charged-off loans totaling $486,000, compared with net charged-off loans of $329,000 for 2014. The ratio of net charged-off loans to average loans increased slightly to 0.06% for 2015 compared with 0.05% for 2014 due to an increase in net charge-offs of $157,000 from 2014. The allowance for loan losses totaled $10.1 million, or 1.19%, of total loans, at December 31, 2015, compared with $8.5 million, or 1.23%, of total loans, at December 31, 2014.

Year ended December 31, 2014 compared with year ended December 31, 2013

The provision expense for loan losses was $1.6 million for the year ended December 31, 2014, an increase of $50,000 from $1.6 million in 2013. This increase in provision for loan losses is primarily due to the increase in loans of $120.5 million, or 21.0%, from December 31, 2013, which offsets a lower level of net charge-offs. Our management maintains a proactive approach in managing non-accruing loans, which slightly increased to $695,000, or 0.10%, of total loans, at December 31, 2014 from $591,000, or 0.10%, of total loans, at December 31, 2013. During 2014, we had net charged-off loans totaling $329,000, compared with net charged-off loans of $1.1 million for 2013. The ratio of net charged-off loans to average loans was 0.05% for 2014 compared with 0.22% for 2013 due to an increase in total loans and a decrease in charge-offs for 2014. The allowance for loan losses totaled $8.5 million, or 1.23%, of total loans, at December 31, 2014, compared with $7.2 million, or 1.26%, of total loans, at December 31, 2013.

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

The following tables present a summary of non-interest income, including the percentage change in each category, for the year ended December 31, 2015 compared with 2014, and for the year ended December 31, 2014 compared with 2013, respectively.

	Twelve Months Ended		Change	Twelve Months Ended	Change
	December 31,		from Prior	December 31,	from Prior
	2015	2014	Period	2013	Period
	(Dollars in Thousands)
Non-interest income:
Customer service fees	$2,798	2,314	20.9%	$1,920	20.5%
Mortgage banking income from sales, net of commissions	1,465	979	49.6	1,939	(49.5)
Increase in cash surrender value of life insurance	704	494	42.5	565	(12.6)
Net gain on sales of bulk mortgage loans	1,123	410	173.9	-	-
Net gain of sale of SBA loans	231	456	(49.3)	109	318.3
Net gain on sale of investment securities	258	12	2,050.0	522	(97.7)
Total non-interest income	$6,579	4,665	41.0%	$5,055	(7.7)%

Year ended December 31, 2015 compared with year ended December 31, 2014

Non-interest income increased $1.9 million, or 41.0%, to $6.6 million in 2015 from $4.7 million in 2014 primarily as a result of an increase in mortgage banking income from sales, net of commissions, and higher gains from the sale of bulk mortgage loans. Customer service fees increased $484,000, or 20.9%, to $2.8 million in 2015 compared with 2014 due to increases in the number of loan and deposit accounts. Mortgage banking income from sales, net of commissions, increased $486,000, or 49.6%, to $1.5 million in 2015 compared with 2014.  Lower mortgage rates and more refinance activity during 2015 compared with 2014 lead to higher mortgage banking revenue.

Year ended December 31, 2014 compared with December 31, 2013

Non-interest income decreased $390,000, or 7.7%, to $4.7 million in 2014 from $5.1 million in 2013 primarily as a result of a decrease in mortgage banking fees, net of commissions, and lower gains from the sale of available-for-sale securities, somewhat offset by higher gains from loan sales. Customer service fees increased $394,000, or 20.5%, to $2.3 million in 2014 compared with 2013 due to increases in the number of loan and deposit accounts. Mortgage banking fees, net of commissions, decreased $960,000, or 49.5%, to $1.0 million in 2014 compared with 2013. Higher mortgage rates and a general slow-down in refinance activity during 2014 compared with 2013 lead to lower mortgage banking revenue. Gains on the sale of available-for-sale securities during 2014 totaled $12,000, compared with $522,000 during 2013.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include primarily salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the year ended December 31, 2015 compared with 2014, and for the year ended December 31, 2013 compared with 2013, respectively.

	Twelve Months Ended		Change	Twelve Months Ended	Change
	December 31,		from Prior	December 31,	from Prior
	2015	2014	Period	2013	Period
	(Dollars in Thousands)
Non-interest expense:
Salaries and employee benefits	$16,244	13,958	16.4%	$11,739	18.9%
Equipment and occupancy	3,004	3,127	(3.9)	3,117	0.3
Data processing	1,619	1,418	14.2	1,161	22.1
Advertising, promotion & public relations	758	640	18.4	651	(1.7)
Legal and accounting	1,458	888	64.2	777	14.3
FDIC insurance and other regulatory assessments	809	741	9.2	617	20.1
Other real estate expense (income)	(15)	(21)	(28.6)	89	(123.6)
Other expenses	3,266	3,111	5.0	2,158	44.2
Total non-interest expense	$27,143	23,862	13.7%	$20,309	17.5%

Year ended December 31, 2015 compared with December 31, 2014

For the year ended December 31, 2015, non-interest expenses totaled $27.1 million, a $3.3 million, or 13.7%, increase from $23.9 million in the prior year period. This increase was primarily due to increases in salary expenses of $2.3 million and combined increases in advertising, legal and accounting, regulatory and other expenses of $911,000, which include various items related to our growth, increased volume of business and higher legal, accounting and insurance related public company expenses.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls and compliance requirements. At the same time, management seeks to contain costs whenever prudent and in the second quarter of 2015 various large vendor contracts including our core processor, portfolio accounting and professional services contracts were renegotiated as a cost savings measure. The estimated annual savings to future noninterest expenses is $500,000.  Also, the majority of new employee hires occurred in the second and third quarters of 2015.  Although our expenses have grown year-over-year, we have successfully absorbed these costs and our efficiency ratio is at pre-IPO levels.

Year ended December 31, 2014 compared with December 31, 2013

For the year ended December 31, 2014, non-interest expenses totaled $23.9 million, a $3.6 million, or 17.5%, increase from $20.3 million in the prior year period. This increase was primarily due to higher staff expenses of $2.2 million; occupancy, equipment and data processing expenses of $267,000 and advertising, legal and accounting, regulatory and other expenses of $1.2 million, which include various items related to our growth and increased volume of business. OREO expense decreased $110,000, or 123.6%, from $89,000 in 2013.

The following table presents the efficiency ratio for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in Thousands)
Non-interest expense (numerator)	$27,143	23,862	20,309
Net interest income	32,679	28,957	23,196
Non-interest income	6,579	4,665	5,055
Less: gains on sales of securities	(258)	(12)	(522)
Adjusted operating revenue (denominator)	39,000	33,610	27,729
Efficiency Ratio	69.60%	71.00	73.24

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make, periodic increases in surrender value of company owned life insurance policies for certain named executive officers and our overall taxable income.

Year ended December 31, 2015 compared with December 31, 2014

Income tax expense was $3.1 million for the year ended December 31, 2015, compared with $2.5 million for the year ended December 31, 2014. Our effective tax rates for 2015 and 2014 were 31%.

Year ended December 31, 2014 compared with December 31, 2013

Income tax expense was $2.5 million for the year ended December 31, 2014, compared with $2.4 million for the year ended December 31, 2013. Our effective tax rates for 2014 and 2013 were 31% and 38%, respectively. The decrease in the 2014 effective tax rate is due primarily to an increase in state tax credits and the resolution of problem assets. Fiscal year 2013 included a tax penalty on the early surrender of a company owned life insurance policy.

Dividends

Dividends paid for the year ended December 31, 2015 were $32,000 and equaled one percent per annum as a percentage of the liquidation amount compared with $190,000 for the year ended December 31, 2014. Dividends paid to Treasury on our Series C Preferred Stock totaled $190,000 for the year ended December 31, 2014 and equaled one percent per annum as a percentage of the liquidation amount compared with the same amount for the year ended December 31, 2013.  On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at December 31, 2015 were $1.2 billion, an increase of $163.7 million, or 16.3%, over total assets of $1.0 billion at December 31, 2014. The primary driver of the increase in assets year over year was an increase in gross loans of $151.9 million, or 21.9%, to $845.8 million at December 31, 2015 compared with $693.9 million at December 31, 2014. Securities available-for-sale were $209.6 million at December 31, 2015 compared with $220.5 million at December 31, 2014, a decrease of $10.9 million as securities were sold to provide liquidity to fund future loan growth and reduce future interest rate risk. Portfolio mortgage loans held-for-sale decreased $7.8 million, or 28.6%, to $19.4 million at December 31, 2015 compared with $27.2 million at December 31, 2014 due to $57.5 million of sales during 2015.  Cash surrender value of company owned life insurance totaled $25.7 million at December, 31, 2015, up $5.7 million, or 28.5%, compared with $20.0 million at December 31, 2014. One new single premium whole life insurance policy totaling $5.0 million was purchased during the second quarter of 2015.

Our total assets at December 31, 2014 were $1.0 billion, an increase of $108.6 million, or 12.2%, over total assets of $893.1 million at December 31, 2013. Loan growth was the primary reason for the increase. Year-end 2014 loans were $693.9 million, up $120.5 million, or 21.0%, over year-end 2013 total loans of $573.4 million. Cash surrender value of company owned life insurance totaled $20.0 million at December, 31, 2014, up $4.0 million, or 24.9%, compared to $16.0 million at December 31, 2013. Two new single premium whole life insurance policies totaling $3.5 million were purchased during the fourth quarter of 2014.

Earning assets include loans, securities, and short-term investments. Including company owned life insurance contracts and based on our business model, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2015 were $1.1 billion, or 95.8% of total assets of $1.2 billion. Earning assets at December 31, 2014 were $967.5 million, or 96.6% of total assets of $1.0 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

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

Our investment portfolio consists mainly of “available-for-sale” securities. As a result, the carrying values of our investment securities are adjusted on a monthly basis for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other than temporarily impaired are written down to fair value, with the write-down recorded as a realized loss in securities gains.

Our available-for-sale securities, carried at their fair market value, decreased to $209.6 million as of December 31, 2015 from $220.5 million at December 31, 2014. The decrease in available-for-sale securities was due to investment sales of $43.6 million to fund loan growth and manage future interest rate risk. As of December 31, 2015, investment securities having a carrying value of $24.5 million were pledged to secure borrowings. Our available-for-sale securities, carried at their fair market value, decreased to $220.5 million at December 31, 2014 from $257.8 million at December 31, 2013. The decrease in available-for-sale securities were primarily from $40.6 million of investment sales to fund loan growth.

The following table presents the fair value of securities available-for-sale and held-to-maturity by type at December 31, 2015, 2014, and 2013.

	December 31,
	2015	2014	2013
	(In Thousands)
Securities Available-for-Sale:
U.S. government agencies	$40,826	14,257	14,006
State and municipal securities	47,736	39,244	49,629
Corporate bonds	12,587	8,798	10,854
Mortgage-backed securities	108,425	158,163	183,308
Total	$209,574	220,462	257,797
Securities Held-to-Maturity:
State and municipal securities	$8,272	2,838	2,781
Mortgage-backed securities	3,692	-	-
Total	$11,964	2,838	2,781

The following tables present the fair value of our securities as of December 31, 2015 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(Dollars in Thousands)
December 31, 2015
Securities Available-for Sale:
U.S. government agencies	$-	7,056	24,277	9,493	40,826
State and municipal securities	3,160	12,622	13,808	18,146	47,736
Corporate debt	-	4,008	8,579	-	12,587
Mortgage-backed securities	-	1,203	-	107,222	108,425
Total	$3,160	24,889	46,664	134,861	209,574

Tax-equivalent Yield (1)
U.S. government agencies	-%	1.59	2.54	3.37	2.58
Mortgage-backed securities	-	4.43	-	2.01	2.03
State and municipal securities	2.06	2.54	3.57	4.00	3.36
Corporate debt	-	2.52	3.07	2.89	2.49
Weighted average yield	2.06%	2.36	2.94	2.37	2.47

Securities Held-to-Maturity:
State and municipal securities	$-	-	1,536	6,736	8,272
Mortgage-backed securities	-	-	-	3,692	3,692
Total	$-	-	1,536	10,428	11,964

Tax-equivalent Yield (1)
State and municipal securities	-%	-	5.45	2.45	3.01
Mortgage-backed securities	-	-	-	2.96	2.96
Weighted average yield	-%	-	5.45	2.63	2.99

(1)	Yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

At December 31, 2015 we had $675,000 of federal funds sold compared with no federal funds sold at December 31, 2014. Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At December 31, 2015, there were no holdings of securities of any issuer, other than U.S. government and its agencies, in an amount greater than 10% of our stockholders’ equity.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$123,478	14.58%	$110,929	15.97%	$94,238	16.41%	$73,337	16.06%	$69,492	17.53%
Multi-family	10,048	1.19	11,310	1.63	2,964	0.52	1,955	0.43	8,443	2.13
Commercial and industrial	312,382	36.88	235,911	33.95	170,662	29.72	130,264	28.53	118,659	29.94
Commercial real estate	282,698	33.37	271,001	39.01	236,030	41.11	184,452	40.40	140,682	35.49
Construction and land development	105,886	12.50	58,843	8.47	67,483	11.75	62,285	13.64	54,564	13.77
Consumer	11,796	1.39	5,915	0.85	1,879	0.33	1,809	0.40	1,854	0.47
Other	799	0.09	875	0.12	923	0.16	2,516	0.54	2,689	0.67
Total Loans	847,087	100.00%	694,784	100.00%	574,179	100.00%	456,618	100.00%	396,383	100.00%
Net deferred loan origination costs and fees	(1,266)		(876)		(749)		(638)		(571)
Less: Allowance for loan losses	(10,061)		(8,518)		(7,204)		(6,695)		(6,550)
Net Loans	$835,760		$685,390		$566,226		$449,285		$389,262

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on CRE and commercial lending, which constituted 70% of our loan portfolio as of December 31, 2015. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial lending. Our loan growth since inception has been reflective of the market we serve. Since 2009, our CRE and commercial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2015:

	Due in 1	Due in 1-5	Due after 5
	year or less	years	years	Total
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$19,790	13,976	89,712	123,478
Multi-family	4,026	1,035	4,987	10,048
Commercial and industrial	188,902	89,932	33,548	312,382
Commercial real estate	196,407	28,124	58,167	282,698
Construction and land development	38,644	47,494	19,748	105,886
Consumer	4,990	6,720	86	11,796
Other	-	-	799	799
Total Loans	$452,759	187,281	207,047	847,087

Interest rate sensitivity:
Fixed interest rates	292,044	27,374	65,381	384,799
Floating or adjustable rates	160,715	159,907	141,666	462,288
Total	$452,759	187,281	207,047	847,087

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

The following tables present the loan balances by category as well as risk rating:

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$122,497	-	737	244	-	123,478
Multi-family	10,048	-	-	-	-	10,048
Commercial and industrial	311,944	-	310	128	-	312,382
Commercial real estate	282,546	-	-	152	-	282,698
Construction and land development	105,462	-	424	-	-	105,886
Consumer	11,770	-	-	26	-	11,796
Other	799	-	-	-	-	799
	$845,066	-	1,471	550	-	847,087

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$108,325	-	2,427	177	-	110,929
Multi-family	11,310	-	-	-	-	11,310
Commercial and industrial	235,208	-	214	489	-	235,911
Commercial real estate	267,567	-	3,434	-	-	271,001
Construction and land development	58,158	-	685	-	-	58,843
Consumer	5,886	-	-	29	-	5,915
Other	875	-	-	-	-	875
	$687,329	-	6,760	695	-	694,784

As of December 31, 2015 and 2014, we had impaired loans of $1.2 million and $3.8 million, respectively, inclusive of non-accrual loans, respectively.  We allocated $87,000 and $530,000 of our allowance for loan losses at December 31, 2015 and 2014, to these impaired loans, respectively. We had $607,000 of gross charge-offs at December 31, 2015, compared with $345,000 at December 31, 2014. A loan is considered impaired, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $1.2 million of impaired loans reported as of December 31, 2015, $516,000 were residential real estate mortgages, $152,000 were commercial real estate loans, $424,000 were construction and land development loans, $128,000 were commercial and industrial loans, and $26,000 were consumer loans.

Non-performing Assets

The table below summarizes our non-performing assets at the dates indicated:

	At December 31,
	2015		2014		2013		2012		2011
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccruing loans:
Residential real estate:
Mortgage	$244	2	$177	3	$187	3	$1,074	6	$1,080	7
Multi-family	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	128	2	489	3	373	3	387	3	499	6
Commercial real estate	152	1	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	420	10	1,046	18
Consumer	26	1	29	1	31	1	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total nonaccruing loans	$550	6	$695	7	$591	7	$1,881	19	$2,625	31

90+ days past due and accruing:
Total 90+ days past due and accruing	$-	-	$-	-	$-	-	$-	-	$-	-
Total nonaccruing loans	550	6	695	7	591	7	1,881	19	2,625	31
Plus: Other real estate owned and repossessions	508	3	3,376	9	3,451	15	2,937	10	4,062	17
Total non-performing assets	$1,058	9	$4,071	16	$4,042	22	$4,818	29	$6,687	48

Restructured accruing loans:
Residential real estate:
Mortgage	$-	-	$2,427	1	$2,450	1	$1,364	14	$260	1
Multi-family	-	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	2,030	4	-	-
Construction and land development	424	1	454	1	504	1	1,603	16	1,677	3
Consumer	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$424	1	$2,881	2	$2,954	2	$4,997	34	$1,937	4
Total non-performing assets and restructured accruing loans	$1,482	10	$6,952	18	$6,996	24	$9,815	63	$8,624	52

Gross interest income foregone on nonaccruing loans throughout year	2		72		98		92		111

Ratios:
Nonaccruing loans to total loans	0.07%		0.10		0.10		0.41		0.66
Non-performing assets to total loans plus other real estate owned	0.13		0.58		0.70		1.05		1.67
Nonaccruing loans plus restructured accruing loans plus other real estate owned to total loans plus other real estate owned	0.18		1.00		1.21		2.11		2.14

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection.  A loan may be placed on non-accrual status before it becomes 90 days delinquent if management believes that the collection of principal and interest in accordance with contractual terms is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. The payments received on non-accrual loans are applied directly to principal.

Allowance for Loan Losses

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for the year ended December 31, 2015 was 0.06%, compared with 0.05% and 0.22%, respectively, for the years ended December 31, 2014 and 2013. The largest balance of our charge-offs is on commercial and industrial loans. Commercial and industrial loans represented 37% of our loan portfolio at December 31, 2015.

Analysis of the Allowance for Loan Losses

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$8,518	7,204	6,695	6,550	5,651
Charge-offs:
Residential real estate:
Mortgage	6	-	191	43	86
Multi-family	-	-	-	-	-
Commercial and industrial	593	226	-	258	146
Commercial real estate	-	-	296	-	-
Construction and land development	-	119	661	1,238	209
Consumer	8	-	-	1	176
Other	-	-	-	-	-
Total charge-offs	607	345	1,148	1,540	617
Recoveries:
Residential real estate:
Mortgage	4	1	-	-	-
Multi-family	-	-	-	-	-
Commercial and industrial	20	-	-	57	39
Commercial real estate	-	-	-	-	-
Construction and land development	97	15	43	5	375
Consumer	-	-	21	-	-
Other	-	-	-	-	-
Total recoveries	121	16	64	62	414

Net charge-offs	486	329	1,084	1,478	203
Provision for loan losses charged to expense	2,029	1,643	1,593	1,623	1,102
Allowance for loan losses at end of period	$10,061	8,518	7,204	6,695	6,550

As a percent of year to date average loans:
Net charge-offs	0.06%	0.05	0.22	0.36	0.05
Provision for loan losses	0.26	0.25	0.32	0.40	0.29
Allowance for loan losses as a percentage of:
Year-end loans	1.19	1.23	1.26	1.47	1.65
Non-performing loans and restructured accruing loans	1,033	238	203	97	144

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at December 31, 2015.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
	(Dollars in Thousands)
Residential real estate:
Mortgage	$1,279	14.58%	$1,103	15.97%	$1,331	16.41%	$1,265	16.06%	$1,152	17.53%
Multi-family	50	1.19	141	1.63	37	0.52	24	0.43	106	2.13
Commercial and industrial	3,191	36.88	2,402	33.95	1,995	29.72	1,557	28.53	1,466	29.94
Commercial real estate	2,940	33.37	3,131	39.01	2,754	41.11	2,103	40.40	1,565	35.49
Construction and land development	2,512	12.50	1,675	8.47	997	11.75	1,687	13.64	2,123	13.77
Consumer	85	1.39	62	0.85	61	0.33	29	0.40	30	0.47
Other	4	0.09	4	0.12	29	0.16	30	0.54	108	0.67
Total allowance for loan losses	$10,061	100.00%	$8,518	100.00%	$7,204	100.00%	$6,695	100.00%	$6,550	100.00%

Cash Surrender Value of Company Owned Life Insurance

At December 31, 2015, we maintained investments of $25.7 million in company owned life insurance policies as protection against the loss of key employees compared with $20.0 million and $16.0 million at December 31, 2014 and 2013, respectively. One new single premium whole life insurance policy totaling $5.0 million was purchased during the second quarter of 2015 and two new single premium whole life insurance policies totaling $3.5 million were purchased during the fourth quarter of 2014. Our tax equivalent yield on these products was 4.45%, 4.59%, and 5.42% for the years ending December 31, 2015, 2014 and 2013, respectively.

Deferred Tax Asset

We had a net deferred tax asset of $9.0 million as of December 31, 2015 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets of $9.0 million of December 31, 2015 compared with $7.6 million and $10.0 million as of December 31, 2014 and 2013, respectively, is primarily a result of changes in the net unrealized gains/loss on securities available-for-sale, interest rate swap agreements and the usage of our net operating loss carry forward.

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

The following table presents the average balance and average rate paid on deposits for each of the following categories for the years ended December 31, 2015, 2014, and 2013:

	Average for Year Ended December 31, 2015		Average for Year Ended December 31, 2014		Average for Year Ended December 31, 2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Types of Deposits:
Non-interest bearing demand deposits	$205,673	0.00%	$167,959	0.00%	$116,509	0.00%
Interest bearing demand deposits	62,044	0.35	50,208	0.40	31,751	0.45
Money market accounts	412,877	0.42	396,949	0.44	368,152	0.52
Savings accounts	15,121	0.11	9,353	0.13	6,356	0.15
Time deposits, less than $100,000	58,159	0.91	74,829	0.77	79,776	0.61
Time deposits, $100,000 and over	20,805	1.20	15,851	1.31	14,165	1.41
CDARs and ICS	84,590	0.67	56,855	0.62	32,487	0.90
Total deposits	$859,269	0.39%	$772,004	0.40%	$649,196	0.47%

Total average deposits for the year ended December 31, 2015 were $859.3 million, an increase of $87.3 million, or 11.3%, over total average deposits of $772.0 million for the year ended December, 31, 2014. Our intentional focus on demand deposits has resulted in an increase in average balances of $37.7 million, or 22.5%, in non-interest bearing demand deposits and an increase of $11.8 million, or 23.6%, in interest bearing demand deposits when comparing the average for the year ended December 31, 2015 to December 31, 2014. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and CDARs and into money market accounts, even as we have continued to lower the interest rates on these deposits.

Total average deposits for the year ended December 31, 2014 were $772.0 million, an increase of $122.8 million, or 18.9%, over total average deposits of $649.2 million for the year ended December 31, 2013. Average non-interest bearing deposits increased by $51.5 million, or 44.2%, from $116.5 million for the year ended December 31, 2013 to $168.0 million for the year ended December 31, 2014.

The following table presents the maturities of our certificates of deposit as of December 31, 2015 and 2014.

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2015
Maturity
Three months or less	$17,453	9,863	27,316
Over three through six months	15,785	10,236	26,021
Over six months through one year	13,825	15,891	29,716
Over one year	15,917	27,682	43,599
Total	$62,980	63,672	126,652

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2014
Maturity
Three months or less	$39,151	15,454	54,605
Over three through six months	16,966	3,636	20,602
Over six months through one year	19,785	8,740	28,525
Over one year	18,592	38,769	57,361
Total	$94,494	66,599	161,093

Borrowed Funds

Our Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of December 31, 2015, 2014, and 2013 we had $45.0 million, $55.0 million and $55.0 million, respectively, in long-term notes outstanding.  The Bank also has outstanding advances under the Cash Management Variable Rate Advance Program (CMA) of $23.0 million, $15.3 million and $24.3 million as of December 31, 2015, 2014 and 2013, respectively.  The weighted average interest rate on all advances at December 31, 2015, 2014 and 2013 was 0.83%, 0.68% and 0.52%, respectively. As of December 31, 2015, our Bank is eligible to use the Federal Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $157.4 million. As of December 31, 2015, 2014 and 2013, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $213.9 million have been pledged as collateral for the advances.  The Bank also has a capital lease obligation for its Green Hills branch at a discount rate of 7.22%.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of federal funds purchased from our correspondent banks on an overnight basis at the prevailing overnight market rates and FHLB Cash Management variable rate advances, or CMAs, and the weighted average interest rates paid:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Thousands)
Average daily amount of short-term borrowings outstanding during the period	$41,206	20,181	14,259
Weighted average interest rate on average daily short-term borrowings	0.28%	0.40	0.18
Maximum outstanding short-term borrowings outstanding at any month-end	$74,051	57,335	39,530
Short-term borrowings outstanding at period end	$23,000	19,785	39,530
Weighted average interest rate on short-term borrowings at period end	0.45%	0.24	0.28

Derivatives

As part of its activities to manage interest rate risk due to interest rate movements, the Bank enters into interest rate swaps to facilitate customer transactions and meet their financing needs. Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Bank, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Bank owes the customer or counterparty and has no credit risk.  At December 31, 2015 and 2014 the Bank had interest rate swaps to facilitate customer transactions with a notional amount of $18.4 million and $12.7 million and a fair value of $417,000 and $573,000, respectively.

The Bank has also entered into delayed interest rate swap agreements or cash flow hedges to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate. Interest rate swap agreements are entered into to convert a portion of the Bank’s forecasted variable-rate time deposits and commercial and industrial loans to a fixed rate. The Bank had at fair value $541,000 and $611,000 of cash flow hedges as of December 31, 2015 and 2014, respectively.  The notional amount at December 31, 2015 was $45.0 million and $30.0 million at December 31, 2014. In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive (Loss) Income.  Beginning in November 2015 the loss is being recognized on the Consolidated Statements of Income over the original terms of the contract of 66 months and will conclude in May 2021.

Subordinated Debt

On December 29, 2014, the Corporation issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75% as of December 31, 2015 and 2014.  The Subordinated Notes are reduced by the issuance costs of $383,000 and $423,000 as of December 31, 2015 and 2014, respectively.  Interest is due quarterly on the Subordinated Notes and principal is due on the maturity date, which is December 29, 2024.  There were no Subordinated Notes outstanding as of December 31, 2013.

For a description of Subordinated Debt, see Note 19 to “Notes to Consolidated Financial Statements.”

Stockholders’ Equity

Stockholders’ equity increased $3.2 million to $94.4 million at December 31, 2015 from $91.2 million at December 31, 2014. The increase in stockholders’ equity resulted mostly from the net effect of $14.5 million in common stock proceeds from the IPO, the payoff of $18.95 million of the Series C Preferred Stock and net income of $6.9 million for the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Company has $55,000 and $98,000 in allowance for off-balance sheet exposures as of December 31, 2015 and 2014, respectively.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, credit card arrangements and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we use for on-balance sheet instruments.

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In Thousands)
Commitments to extend credit and unfunded commitments	$310,209	179,478	125,864
Standby letters of credit	10,829	10,074	3,048
Total	$321,038	189,552	128,912

The following table details commitments and standby letters of credit by maturity at December 31, 2015:

	Due in 1	Due in 1-5	Due after 5
	year or less	years	years	Total
	(In Thousands)
Residential real estate:
Mortgage	$10,111	2,057	47,978	60,146
Multi-family	-	-	-	-
Commercial and industrial	57,255	60,643	2,515	120,413
Commercial real estate	3,357	1,833	2,761	7,951
Construction and land development	73,681	26,431	22,876	122,988
Consumer	2,154	5,716	9	7,879
Other	1,018	643	-	1,661
Total Loans	$147,576	97,323	76,139	321,038

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2015. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
December 31, 2015
Contractual Obligations (1):
Deposits without a stated maturity	$842,951	-	-	-	-
Certificates of deposit (2)	126,652	83,053	37,687	5,912	-
Subordinated debt	19,617	-	-	-	19,617
Other borrowings	68,000	54,000	14,000	-	-
Capital lease obligation	3,926	138	317	469	3,002
Operating lease commitments	2,899	937	1,176	422	364
Total	$1,064,045	138,128	53,180	6,803	22,983
(1)	Excludes interest.
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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2015 and 2014, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The liability sensitivity present at the 100 and 200 bps increment levels is primarily attributable to a higher level of nonmaturing deposits repricing faster than our loan and investment portfolio, as well as the impact of our variable rate loans with floors. Changes were made to our model at March 31, 2015, related to our deposit beta assumptions after further review of our money market accounts. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including balance sheet growth, the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

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

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result believe the down rate shock scenarios are not meaningful. At December 31, 2015, the (5.85)% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2014 of (5.52)% for a 200 basis point rate change due to the model assumption changes made in March 2015 as well as the increased capital base from the IPO.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At December 31, 2015			At December 31, 2014
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$194,126	188,305	182,770	$146,577	142,731	138,480
Actual dollar change	-	(5,821)	(11,356)	-	(3,846)	(8,097)
Percent change	-	(3.00)%	(5.85)%	-	(2.62)%	(5.52)%

The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

The following table presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of December 31, 2015 and 2014 on a static balance sheet.  This compares favorably to the results as of December 31, 2014 due to the model assumption changes made in March 2015 as well as the capital base from the IPO.

	Percent Change in Net Interest Income
	At December 31, 2015			At December 31, 2014
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	(0.50)%	0.59	1.22	(3.88)	(5.53)	(6.85)
Year 2	(1.35)	(1.15)	(2.26)	(4.54)	(7.25)	(10.36)

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2015, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $244.9 million. Additionally, as of December 31, 2015, we had available to us approximately $88.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of December 31, 2015, our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity tier 1 and Tier 1 leverage ratios as disclosed in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2015:
Total capital to risk weighted assets	$124,196	12.25%	$81,083	8.00%	$101,354	10.00%
Tier 1 capital to risk weighted assets	94,080	9.28	60,812	6.00	81,083	8.00
Common equity tier 1 capital to risk weighted assets	94,080	9.28	45,609	4.50	65,880	6.50
Tier 1 capital to average assets	94,080	8.17	46,037	4.00	N/A	5.00

At December 31, 2014:
Total capital to risk weighted assets	$117,828	13.91%	$67,789	8.00%	$84,736	10.00%
Tier 1 capital to risk weighted assets	89,212	10.53	33,894	4.00	50,841	6.00
Tier 1 capital to average assets	89,212	9.14	39,057	4.00	N/A	5.00

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Avenue Financial Holdings, Inc.

Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Avenue Financial Holdings, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2015.  Avenue Financial Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Avenue Financial Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Avenue Financial Holdings, Inc.’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Financial Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors

Avenue Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Avenue Financial Holdings, Inc. and subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Financial Holdings, Inc. and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 30, 2015

Nashville, Tennessee

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

Years ended December 31, 2015 and 2014

	2015	2014
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$34,479	17,765
Federal funds sold	675	-
Cash and cash equivalents	35,154	17,765
Interest-bearing time deposits in banks	216	211
Securities available-for-sale, at fair value	209,574	220,462
Securities held-to-maturity (fair value of $11,964 and $2,838 as of December 31, 2015 and December 31, 2014, respectively)	11,937	2,717
Mortgage loans held-for-sale	19,441	27,237
Loans, net of deferred fees	845,821	693,908
Less allowance for loan losses	(10,061)	(8,518)
Net loans	835,760	685,390
Accrued interest receivable	2,778	2,390
Federal Home Loan Bank stock, at cost	3,320	2,924
Premises and equipment, net	7,659	6,393
Other real estate owned	508	3,376
Deferred tax assets	9,021	7,618
Cash surrender value of company owned life insurance	25,740	20,036
Goodwill	2,966	2,966
Other assets	1,380	2,236
Total assets	$1,165,454	1,001,721
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$245,338	170,647
Interest-bearing demand deposits	77,271	55,653
Savings and money market accounts	520,342	415,779
Time	126,652	161,093
Total deposits	969,603	803,172
Accrued interest payable	521	170
Federal funds purchased	-	4,485
Federal Home Loan Bank advances	68,000	70,300
Subordinated debt	19,617	19,577
Other liabilities	13,299	12,789
Total liabilities	1,071,040	910,493
Commitments and Contingent Liabilities
Stockholders’ equity:
Preferred Stock, no par value; 10,000,000 shares authorized, Series C, senior noncumulative perpetual preferred stock; 0 and 18,950 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	-	18,950
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 10,306,055 and 8,636,682 shares at December 31, 2015 and December 31, 2014, respectively	90,884	75,407
Additional paid-in-capital	1,209	1,326
Accumulated profit (deficit)	4,952	(1,970)
Accumulated other comprehensive loss	(2,631)	(2,485)
Total stockholders’ equity	94,414	91,228
Total liabilities and stockholders’ equity	$1,165,454	1,001,721

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income:
Loans, including fees	$33,510	28,182	21,996
Taxable securities	3,676	3,861	3,852
Tax-exempt securities	1,006	861	1,073
Federal Funds sold and other	129	120	140
Total interest and dividend income	38,321	33,024	27,061
Interest expense:
Deposits	3,322	3,108	3,051
Subordinated debt	1,393	11	-
Obligation under capital lease agreement	289	298	305
Other borrowings	638	650	509
Total interest expense	5,642	4,067	3,865
Net interest income	32,679	28,957	23,196
Provision for loan losses	2,029	1,643	1,593
Net interest income after provision for loan losses	30,650	27,314	21,603
Noninterest income:
Customer service fees	2,798	2,314	1,920
Mortgage banking income from sales, net of commissions	1,465	979	1,939
Increase in cash surrender value of life insurance	704	494	565
Net gain on sales of bulk mortgage loans	1,123	410	-
Net gain on sale of Small Business Administration loans	231	456	109
Net gain on sale of available-for-sale securities	258	12	522
Total noninterest income	6,579	4,665	5,055
Noninterest expenses:
Salaries and employee benefits	16,244	13,958	11,739
Equipment and occupancy	3,004	3,127	3,117
Data processing	1,619	1,418	1,161
Advertising, promotion, and public relations	758	640	651
Legal and accounting	1,458	888	777
FDIC insurance and other regulatory assessments	809	741	617
Other real estate expense (income)	(15)	(21)	89
Other expenses	3,266	3,111	2,158
Total noninterest expenses	27,143	23,862	20,309
Income before taxes	10,086	8,117	6,349
Income tax expense	3,132	2,525	2,400
Net income	6,954	5,592	3,949
Preferred stock dividends	(32)	(190)	(190)
Net income available to common stockholders	$6,922	5,402	3,759

Per share information:
Basic net income per common share available to common stockholders	$0.70	0.64	0.45
Diluted net income per common share available to common stockholders	$0.69	0.63	0.45
Weighted average common shares outstanding:
Basic	9,891,993	8,485,780	8,424,598
Diluted	10,026,947	8,539,121	8,424,598

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In Thousands)
Net income	$6,954	5,592	3,949
Other comprehensive income (loss), after tax:
Unrealized appreciation (depreciation) for the period on available-for-sale securities	(168)	5,459	(10,673)
Tax (expense) benefit	56	(1,856)	3,629
Change in net gains (losses) on securities available-for-sale	(112)	3,603	(7,044)

Change in fair value of derivative instruments for the period	69	(611)	-
Tax (expense) benefit	(26)	234	-
Change in cash flow hedge	43	(377)	-

Gross termination of cash flow hedge	(393)	-	-
Tax benefit	150	-	-
Termination of cash flow hedge	(243)	-	-

Loss realized on termination of cash flow hedge	12	-	-
Tax benefit	(5)	-	-
Net loss on termination of cash flow hedge reclassified out of other comprehensive income	7	-	-

Gain on sale of available-for-sale securities	258	12	522
Tax expense	(99)	(5)	(200)
Net gains on sale of investment securities reclassified out of other comprehensive income	159	7	322
Total other comprehensive income (loss), after tax	(146)	3,233	(6,722)
Comprehensive income (loss)	$6,808	8,825	(2,773)

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015, 2014, and 2013

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional paid-in-capital	Accumulated profit (deficit)	Accumulated other comprehensive income (loss)	Total
	(Dollars in Thousands)
Balances, December 31, 2012	18,950	$18,950	8,459,974	$75,369	570	(11,131)	1,004	84,762
Stock based compensation expense	-	-	-	-	269	-	-	269
Series C 1% preferred stock dividends	-	-	-	-	-	(190)	-	(190)
Issuance of restricted shares, net of forfeitures	-	-	109,986	38	-	-	-	38
Restricted shares withheld for taxes	-	-	(2,048)	-	(55)	-	-	(55)
Net income	-	-	-	-	-	3,949	-	3,949
Other comprehensive income	-	-	-	-	-	-	(6,722)	(6,722)
Balances, December 31, 2013	18,950	18,950	8,567,912	75,407	784	(7,372)	(5,718)	82,051
Stock based compensation expense	-	-	-	-	587	-	-	587
Series C 1% preferred stock dividends	-	-	-	-	-	(190)	-	(190)
Issuance of restricted shares, net of forfeitures	-	-	74,083	-	-	-	-	-
Restricted shares withheld for taxes	-	-	(5,313)	-	(45)	-	-	(45)
Net income	-	-	-	-	-	5,592	-	5,592
Other comprehensive income	-	-	-	-	-	-	3,233	3,233
Balances, December 31, 2014	18,950	18,950	8,636,682	75,407	1,326	(1,970)	(2,485)	91,228
Stock based compensation expense	-	-	-	-	669	-	-	669
Series C 1% preferred stock dividends	-	-	-	-	-	(32)	-	(32)
Issuance of common stock	-	-	1,548,711	14,478	-	-	-	14,478
Exercise of employee common stock options and related tax benefits			29,000	290				290
Redemption of preferred stock	(18,950)	(18,950)	-	-	-	-	-	(18,950)
Issuance of restricted shares, net of forfeitures	-	-	98,473	-	-	-	-	-
Reclassification of restricted shares vested	-	-	-	709	(709)	-	-	-
Restricted shares withheld for taxes	-	-	(6,811)	-	(77)	-	-	(77)
Net income	-	-	-	-	-	6,954	-	6,954
Other comprehensive loss	-	-	-	-	-	-	(146)	(146)
Balances, December 31, 2015	-	$-	10,306,055	$90,884	1,209	4,952	(2,631)	94,414

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In Thousands)
Operating activities:
Net income	$6,954	5,592	3,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,029	1,643	1,593
Net amortization of securities	814	903	828
Amortization of deferred loan fees and cost	390	127	110
Stock-based compensation expense	669	587	269
Supplemental executive retirement plan expense	311	147	81
Deferred tax benefit (expense)	(953)	380	2,094
Increase in cash surrender value of life insurance contracts	(704)	(494)	(565)
Depreciation and amortization of premises and equipment	1,138	1,341	1,380
Gain on sale of available-for-sale securities	(258)	(12)	(522)
(Gain) loss on other real estate owned	(15)	(21)	89
Gain on mortgage banking income from sales, net	(1,465)	(979)	(1,939)
Gain on sales of bulk mortgage loans	(1,123)	(410)	-
Gain on sales of Small Business Administration loans	(231)	(456)	(109)
Mortgage loans held-for-sale:
Loans originated	(165,274)	(75,738)	(123,273)
Loans sold	168,597	77,059	131,858
(Increase) decrease in accrued interest receivable	(388)	23	(579)
(Increase) decrease in other assets	856	(774)	(339)
(Decrease) increase in accrued interest payable	351	36	(5)
(Decrease) increase in other liabilities	621	1,516	(1,115)
Net cash provided by operating activities	12,319	10,470	13,805
Investing activities:
Net change in interest-bearing time deposits in banks	(5)	2,109	974
Activity in available-for-sale securities:
Sales	43,634	40,606	17,434
Maturities, prepayments and calls	35,117	25,389	35,921
Purchases	(69,689)	(23,718)	(127,544)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	19	-	-
Purchases	(9,251)	-	-
Termination of cash flow hedge	(393)	-	-
Purchases of Federal Home Loan Bank Stock	(396)	(250)	(333)
Purchases of premises and equipment, net of effects from disposals	(1,579)	(471)	(785)
Proceeds from sale of other real estate owned	2,133	1,617	1,458
Purchases of company owned life insurance	(5,000)	(3,500)	-
Proceeds from sale of mortgage loans initially held-for-investment	19,319	-	-
Increase in loans, net of collections	(164,066)	(144,182)	(118,538)
Net cash used in investing activities	(150,157)	(102,400)	(191,413)

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, (Continued)

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In Thousands)
Financing activities:
Net increase in deposits	$166,431	97,378	114,954
Net change in federal funds purchased	(4,485)	(10,795)	15,280
Proceeds from Federal Home Loan Bank advances	430,600	152,250	79,750
Payments on Federal Home Loan Bank advances	(432,900)	(161,200)	(39,500)
Proceeds from Subordinated debt offering	-	20,000	-
Principal payments of capital lease obligation	(128)	(120)	(73)
Issuance (forfeitures) and exercise of employee options of common stock	14,691	(45)	(17)
Redemption of preferred stock	(18,950)	-	-
Preferred stock dividends	(32)	(190)	(190)
Net cash provided by financing activities	155,227	97,278	170,204
Net increase (decrease) in cash and cash equivalents	17,389	5,348	(7,404)
Cash and cash equivalents, beginning of period	17,765	12,417	19,821
Cash and cash equivalents, end of period	$35,154	17,765	12,417

Supplemental cash flow information:
Cash paid for interest	$5,291	4,031	3,870
Cash paid for income taxes	4,040	2,025	555
Loans transferred to mortgage loans held-for-sale	14,112	22,593	-
Loans transferred to mortgage loans held-for-investment	1,854	-	-
Trade date securities payable	-	999	-
Loans transferred to other real estate	-	1,521	2,927
Loans to facilitate purchase of other real estate	750	-	-

See accompanying notes to consolidated financial statements

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

Years ended December 31, 2015 and 2014

of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security. Realized gains and losses from the sale of securities are determined using the specific identification method, and are recorded on the trade date of the sale.

(i)	Other-than-Temporary Impairment (OTTI)

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. Management reviews securities on a quarterly basis to identify securities with continued declines in market value. For securities that have had a 20% decline in market value for a period of 12-months or longer an in-depth analysis is performed to determine if there is a credit loss. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. If management concludes that a decline in fair value of a security is temporary and, a full recovery of principal and interest is expected and it is not more likely than not that it will hold the security until full recovery is realized, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity. No securities met the establish criteria for evaluation for other-than-temporarily impaired as of December 31, 2015.

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

Mortgage loans held for sale are carried at the lower of cost or estimated fair value.   Fair value for traditional secondary market mortgage loans is derived, on a loan-by-loan basis, from the contracted price agreed to by the committed investor.   Fair value for the portfolio held-for-sale mortgage loans is derived from an appraisal of the currently available portfolio mortgage pool prepared by an independent third-party provider.

(k)	Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial construction and real estate throughout middle Tennessee. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are generally reported at their outstanding principal balances net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued based on the outstanding principal balance. Loan origination fees, net

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method. At December 31, 2015 and 2014, net deferred loan fees of $1.3 million and $876,000, respectively, were included in loans on the accompanying consolidated balance sheets. Sales of loan pools held in the loan portfolio are recognized immediately in the statement of income in net gains on sale of loans.

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

In addition to the independent loan review process, risk ratings, categorized as pass, special mention, substandard, impaired and doubtful impaired, are subject to continual review by the loan officer to determine that appropriate risk ratings are being utilized in our allowance process. Loans that do not have an assigned risk rating are monitored by loan officers based on the past due status.

All of the above factors are utilized in the determination of the allowance which is composed of the results of two distinct impairment analyses pursuant to the provisions of both Accounting Standards Codification (ASC) 310-10-35 Receivables and ASC 450-20 Loss Contingencies as discussed below.

The first component of the allowance is a result of a loan-by-loan analysis of loans that have been specifically identified as impaired under ASC 310-10-35. This component relates to loans that are classified as either doubtful, substandard or non-accrual with the exception of consumer loans which are evaluated for impairment based on past due status. For such loans, an allowance is established when the present value of expected future cash flows, the collateral value, less costs to sell, or the observable market price of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreements. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The second component of the allowance is intended to quantify the incurred but unidentified losses inherent in the performing loan portfolio and is guided by ASC 450-20. The general component covers nonspecifically identified as impaired loans and is based on the average annual charge-off rate plus qualitative adjustments multiplied by the loss emergence period by loan segment. The Bank has analyze the charged-off loans for the look back period of 6 years, to calculate the time period from when initial deterioration in the borrower’s financial capacity to the time of charge-off to determine the loss emergence period. The loss emergence periods have been averaged and applied to the entire segment. Qualitative factors include internal and external qualitative and environmental factors such as prevailing economic conditions, changes in lending personnel experience, changes in lending policies and procedures, changes in the nature or volume of the loan portfolio and other influencing factors. These factors are subjective and do not lend themselves to exact mathematical calculations, however, objective data is used to evaluate the internal and external qualitative factors.

(m)	Other Real Estate Owned (OREO)

OREO represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by the Bank through loan defaults by customers. Upon its acquisition by the Bank, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance. Appraisals are obtained annually for all OREO properties, any declines in market value are taken as a charge against non-interest expense. Expense incurred to maintain OREO properties are expensed as incurred. Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. OREO is included on the balance sheet, with a carrying value of approximately $508,000 and $3.4 million as of December 31, 2015 and 2014, respectively.

(n)	Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of capital and other factors, and may invest additional amounts. FHLB stock is carried at cost, which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(o)	Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter, for leasehold improvements. The general range of estimated useful lives is 3 to 7 years for premises and 3 to 20 years for furniture, fixtures, and leasehold improvements.  Gains and losses on dispositions are included in current operations.

(p)	Goodwill

Goodwill results from a business acquisition and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Goodwill is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that the asset may be impaired. The ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The Company performed our annual assessment as of December 31, 2015. The results of the qualitative assessment indicated that the fair value of the Bank’s reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

Advertising costs are expensed as incurred. Advertising expenses are included as a component of advertising, promotion, and public relations expense and totaled $351,000, $277,000 and $348,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

(t)	Income Per Common Share

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders excludes any common stock options or restricted share awards agreements whose exercise would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants, restricted share awards, and restricted share unit awards. For the years ended December 31, 2015, 2014, and 2013 respectively, approximately 9,000, 285,000 and 391,000 of antidilutive stock options were excluded from the diluted earnings per common share calculation under the treasury stock method as the strike price for an option is above the fair market value of a common share.  The Company also calculated earnings per common share using the two-class method and determined that there was no material impact for the years ended December 31, 2015, 2014, and 2013.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The following is a summary of the basic and diluted earnings per common share calculation for each of the years in the three-year period ended December 31, 2015:

	At or for the Year Ended
	December 31,
	2015	2014	2013
	(Dollars in Thousands, Except Share Data)
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$6,922	5,402	3,759

Denominator – Weighted average common shares outstanding	9,891,993	8,485,780	8,424,598
Basic net income per common share available to common stockholders	$0.70	0.64	0.45

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$6,922	5,402	3,759

Denominator – Average common shares outstanding	9,891,993	8,485,780	8,424,598
Average diluted common shares outstanding	134,954	53,341	-
Weighted average common shares outstanding	10,026,947	8,539,121	8,424,598
Diluted net income per common share available to common stockholders	$0.69	0.63	0.45

(u)	Stock-Based Compensation

Stock-based compensation expense is recognized based on the fair value of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures and is recognized over the service period, which is typically the vesting period.

(v)	Income Taxes

The Company and its subsidiary file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. The Company remains open to audit under the statute of limitations by the Internal Revenue Service (IRS) for the years ended December 31, 2012 through December 31, 2015 and the state of Tennessee for the years ended December 31, 2012 through December 31, 2015.

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

Years ended December 31, 2015 and 2014

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

(y)	Restrictions on Cash and Amounts due from Banks

As of December 31, 2015, the Bank is required to maintain a $20.0 million balance on hand or with the Federal Reserve Bank.  From time to time throughout the year, the Bank’s balances due from other financial institutions exceeded Federal Deposit Insurance Corporation (FDIC) insurance limits. At December 31, 2015 the Bank did not have any accounts over the limit.

(z)	Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on net income.

(aa)	Subsequent Events

ASC Topic 855, Subsequent Events, as amended by ASU No. 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated events and transactions that occurred between December 31, 2015 and through the date the consolidated financial statements were available to be issued for possible recognition or disclosure in the consolidated financial statements.

On January 28, 2016, the Company entered into an Agreement and Plan of Merger with Pinnacle Financial Partners, Inc., a Tennessee corporation (Pinnacle) providing for the merger of the Company with and into Pinnacle, with Pinnacle being the surviving entity. The proposed merger of the Company with and into Pinnacle has been approved unanimously by each company’s Board of Directors and is expected to close either late in the second quarter or early in the third quarter of 2016. Completion of the transaction is subject to satisfaction of customary closing conditions, including the receipt of required regulatory approvals and the approval of the Company’s shareholders.

Under the terms of the merger agreement, the Company’s shareholders will receive 0.36 shares of Pinnacle’s common stock and $2.00 in cash for every Company share. All fractional shares will be cashed out based on the average 10-day closing price of Pinnacle common stock as of the closing. Additionally, the Company’s outstanding stock options will be fully vested upon consummation of the merger pursuant to the Company’s stock option plan, and all outstanding options that are unexercised prior to the closing will be cashed out at $20 per share. At closing, and assuming all outstanding Company options are cashed out as of the merger date, Avenue shareholders will own approximately 8.1 percent of the combined firm on a fully diluted basis.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

During this period there were no other material recognizable subsequent events that required recognition or disclosures in the December 31, 2015 consolidated financial statements.

(bb)	New Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-14 Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company adopted ASU 2014-14 on January 1, 2015 and it did not have an impact on its accounting and disclosures.

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-2 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic entities upon issuance. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

(cc)	Revisions

In 2015, management evaluated all operating leases to prepare for upcoming accounting pronouncement ASU 2016-2.  The discount rate initially selected to calculate the present value of the minimum lease payments related to the lease for the Green Hill Branch was not the incremental borrowing rate.  It was determined that the incremental borrowing rate of 5.59% at lease inception was more appropriate.  Due to this change the present value of lease payments exceeded 90% of the fair value of the building at inception of the lease, resulting in capital lease classification rather than operating lease classification, as previously reflected in the Company’s consolidated financial statements.  The Company assessed the materiality of the capital lease classification on its financial statements for the years ended December 31, 2015 in accordance with SEC’s Staff Accounting Bulletin (SAB) No. 99 and concluded that the impact of the adjustments would have been material to its financial statements, however, had the errors been corrected within its financial statements for the years December 31, 2014 and December 31, 2013 the impact of such adjustments would not have been material to those

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

periods. Accordingly, the December 31, 2014 consolidated balance sheet and the December 31, 2014 and 2013 consolidated statements of income, consolidated statements of comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows were revised to correct the change in presentation.  The change in presentation for the lease resulted in a decrease in net income of $21,000 and a decrease in equity of $388,000 as of December 31, 2014.  The same change resulted in a decrease in net income of $34,000 and a decrease in equity of $367,000 as of December 31, 2013.

The effects of the necessary adjustments and related tax impact on the Company's consolidated financial statements as included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2014 and 2013 are detailed in the following tables:

	December 31, 2014
	As Previously Reported	Revision	As Revised
Consolidated Balance Sheet	(In Thousands)
Premises and equipment, net	$3,280	3,113	6,393
Deferred tax assets	7,377	241	7,618
Total assets	998,367	3,354	1,001,721

Other liabilities	9,047	3,742	12,789
Total liabilities	906,751	3,742	910,493

Accumulated deficit	(1,582)	(388)	(1,970)
Total stockholders’ equity	91,616	(388)	91,228
Total liabilities and stockholders’ equity	998,367	3,354	1,001,721

Changes to accumulated profit (deficit)
Balances, December 31, 2012	(10,798)	(333)	(11,131)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

	December 31, 2014			December 31, 2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(Dollars in Thousands, Except Per Share Data)
Consolidated Statements of Income
Obligation under capital lease agreement	$-	298	298	$-	305	305
Total interest expense	3,769	298	4,067	3,560	305	3,865
Net interest income	29,255	298	28,957	23,501	305	23,196
Net interest income after provision for loan losses	27,612	298	27,314	21,908	305	21,603

Equipment and occupancy	3,391	(264)	3,127	3,367	(250)	3,117
Total noninterest expenses	24,126	(264)	23,862	20,559	(250)	20,309

Income before taxes	8,151	(34)	8,117	6,404	(55)	6,349
Income tax expense	2,538	(13)	2,525	2,421	(21)	2,400

Net income	5,613	(21)	5,592	3,983	(34)	3,949
Net income available to common stockholders	5,423	(21)	5,402	3,793	(34)	3,759
Earnings per share-basic	0.64	-	0.64	0.45	-	0.45
Earnings per share-diluted	0.64	(0.01)	0.63	0.45	-	0.45

Consolidated Statements of Comprehensive Income (Loss)
Net income	$5,613	(21)	5,592	$3,983	(34)	3,949
Comprehensive income	8,846	(21)	8,825	(2,739)	(34)	(2,773)

Consolidated Statements of Changes in Stockholders' Equity
Net income	$5,613	(21)	5,592	$3,983	(34)	3,949
Comprehensive income	8,846	(21)	8,825	(2,739)	(34)	(2,773)
Accumulated deficit	(1,582)	(388)	(1,970)	(7,005)	(367)	(7,372)
Balance at December 31	91,616	(388)	91,228	82,418	(367)	82,051

Consolidated Statements of Cash Flows
Net income	$5,613	(21)	5,592	$3,983	(34)	3,949
Deferred tax benefit (expense)	393	(13)	380	2,115	(21)	2,094
Depreciation and amortization of premises and equipment	1,116	225	1,341	1,155	225	1,380
(Decrease) increase in other liabilities	1,587	(71)	1,516	(1,018)	(97)	(1,115)
Principal payments of capital lease obligation	-	(120)	(120)	-	(73)	(73)

In considering whether the Company should amend its previously filed Form 10-K for 2014, the Company’s evaluation of SAB No. 99 considered that the aggregate impact of the capital lease classification was not material to the Company’s pretax earnings, and would not have resulted in a material change in reported earnings per share, or on operating cash flows, and had an insignificant impact on the balance sheets. In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have changed by the correction of these items in the 2014 or 2013 Consolidated Financial Statements of these items in an amended Form 10-K. Accordingly, the corrections of these errors were made to the December 31, 2014 consolidated balance sheet and the December 31, 2014 and 2013 consolidated statements of income, consolidated statements of comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows as described above using the SAB No. 108 approach.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(2)	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$41,340	128	642	40,826
State and municipal securities	46,830	964	58	47,736
Corporate notes	12,658	-	71	12,587
Mortgage-backed securities	110,093	335	2,003	108,425
	$210,921	1,427	2,774	209,574
Securities held-to-maturity:
State and municipal securities	$8,208	64	-	8,272
Mortgage-backed securities	3,729	-	37	3,692
	$11,937	64	37	11,964

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$14,492	5	240	14,257
State and municipal securities	38,688	646	90	39,244
Corporate notes	8,817	17	36	8,798
Mortgage-backed securities	159,530	799	2,166	158,163
	$221,527	1,467	2,532	220,462
Securities held-to-maturity:
State and municipal securities	$2,717	121	-	2,838
	$2,717	121	-	2,838

Gross realized gains and losses from security sales for the years ended December 31, 2015, 2014, and 2013 are as follows:

	At or for the Year Ended
	December 31,
	2015	2014	2013
	(In Thousands)
Gross realized gains	$334	530	522
Gross realized losses	(76)	(518)	-

Realized gains and losses from securities sales are recognized in the consolidated statements of income upon disposition of the securities using the specific identification method on a trade date basis.  Proceeds from sales totaled $43.6 million, 40.6 million and $17.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Expected maturities of mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The amortized cost and estimated fair value of securities at December 31, 2015, by contractual maturity, are shown below:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,156	3,160	-	-
Due in one year to five years	23,682	23,686	-	-
Due in five years to ten years	46,337	46,664	1,504	1,536
Due after ten years	27,653	27,639	6,704	6,736
Mortgage-backed securities	110,093	108,425	3,729	3,692
	$210,921	209,574	11,937	11,964

Securities with an amortized cost of $24.7 million and $24.0 million and fair value of $24.5 million and $24.1 million at December 31, 2015 and 2014, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At December 31, 2015 and 2014, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities available-for-sale and held-to-maturity with unrealized losses as of December 31, 2015 and 2014, and the length of time they have been in continuous loss positions were as follows:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss 12 months or longer		Total Investments with an Unrealized Loss
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
As of December 31, 2015
Securities available-for-sale:
U.S. government agencies	$14,384	(534)	4,892	(108)	19,276	(642)
State and municipal securities	3,630	(14)	1,962	(44)	5,592	(58)
Corporate notes	12,587	(71)	-	-	12,587	(71)
Mortgage-backed securities	36,295	(397)	54,279	(1,606)	90,574	(2,003)
Total temporarily impaired	$66,896	(1,016)	61,133	(1,758)	128,029	(2,774)

Securities held-to-maturity:
Mortgage-backed securities	$3,692	(37)	-	-	3,692	(37)

As of December 31, 2014
Securities available-for-sale:
U.S. government agencies	$2,494	(5)	10,759	(235)	13,253	(240)
State and municipal securities	4,369	(19)	2,963	(71)	7,332	(90)
Corporate notes	2,222	(4)	4,553	(32)	6,775	(36)
Mortgage-backed securities	4,891	(21)	93,517	(2,145)	98,408	(2,166)
Total temporarily impaired	$13,976	(49)	111,792	(2,483)	125,768	(2,532)

As noted in the table above, at December 31, 2015, the Bank had unrealized losses of $2.8 million on $131.8 million of available-for-sale and held-to-maturity securities. The Bank does not consider these securities to be other-than-temporarily

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

impaired at December 31, 2015. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost. The decline in value of these securities is primarily attributable to interest rates and not credit losses.

(3)	Loans and Allowance for Loan Losses

The Bank has six loan segments for financial reporting purposes: residential real estate, commercial and industrial, commercial real estate, construction and land development, consumer, and other. The Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income, filed by the Company with the FDIC.

•

Residential real estate loans are classified into two categories based on the underlying collateral securing the loans. They consist of primarily of mortgage loans secured by 1-4 family residential properties including home equity lines of credit and multi-family properties secured primarily by apartment buildings. Repayment is subject to the borrower’s personal income, credit rating, debt level, character in fulfilling payment obligations, employment conditions, and changes in property values on residential properties.

•

Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Risks include adequacy of cash flow, reasonableness of profit projections, interest rate, financial leverage, economic trends, management ability, and others.

•

Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage loans also include owner occupied commercial real estate which shares a similar risk profile to our commercial and industrial loan products. These loans are originated based on the borrower's ability to service the debt and secondarily based on the fair value of the underlying collateral. These loans may also incorporate a personal guarantee. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, interest rates or in the general economy.

•

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. The terms of these loans are generally short-term with some loans converting to permanent financing upon completion and may incorporate a personal guarantee.  These loans are made on a projected cash flow basis and are secured by the project being constructed.  Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay, and others. Construction loans can include interest reserves to carry the project through to completion.

•

Consumer loans include all loans issued to individuals not included in the residential real estate mortgage classification. Examples of consumer loans are automobile loans and personal lines of credit. Success in repayment is subject to the borrower’s personal income, credit rating, debt level, character in fulfilling payment obligations, employment conditions, and others.  Risks are mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers and may be secured by consumer assets such as automobiles.

•

Other loans include all loans not included in the consumer classification, such as unsecured loans to religious organizations. Repayment of these loans is primarily dependent on the identified cash flows of the borrower, which can be impacted by economic conditions in their market areas such as unemployment levels.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The following table summarizes the balance of loans outstanding by segment and class as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In Thousands)
Residential real estate:
Mortgage	$123,478	110,929
Multi-family	10,048	11,310
Commercial and industrial	312,382	235,911
Commercial real estate	282,698	271,001
Construction and land development	105,886	58,843
Consumer	11,796	5,915
Other	799	875
Total loans	847,087	694,784
Net deferred loan origination costs and fees	(1,266)	(876)
Less allowance for loan losses	(10,061)	(8,518)
Net loans	$835,760	685,390
(a)	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful. As of December 31, 2015, approximately 70% of the loan portfolio was classified as a commercial loan type and was specifically assigned a risk rating. Pass rated loans include all loans other than those included in special mention, substandard, substandard-impaired and doubtful impaired, which are defined as follows:

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The following tables present the loan balances (recorded investment) by segment as well as risk rating category as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$122,497	-	737	244	-	123,478
Multi-family	10,048	-	-	-	-	10,048
Commercial and industrial	311,944	-	310	128	-	312,382
Commercial real estate	282,546	-	-	152	-	282,698
Construction and land development	105,462	-	424	-	-	105,886
Consumer	11,770	-	-	26	-	11,796
Other	799	-	-	-	-	799
	$845,066	-	1,471	550	-	847,087

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$108,325	-	2,427	177	-	110,929
Multi-family	11,310	-	-	-	-	11,310
Commercial and industrial	235,208	-	214	489	-	235,911
Commercial real estate	267,567	-	3,434	-	-	271,001
Construction and land development	58,158	-	685	-	-	58,843
Consumer	5,886	-	-	29	-	5,915
Other	875	-	-	-	-	875
	$687,329	-	6,760	695	-	694,784
(b)	Impaired Loans

As of December 31, 2015 and 2014, all loans classified as non-accrual and certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit such as lack of collateral or limited cash flow. The principal balance of these impaired loans amounted to $1.2 million as of December 31, 2015 and $3.8 million as of December 31, 2014, respectively. At the date that impaired loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against the current year earnings. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of December 31, 2015 and 2014 including the recorded investment on the balance sheet and the unpaid principal balance is shown below:

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$244	259	-
Commercial and industrial	128	129	-
Commercial real estate	152	153	-
Construction and land development	424	424	-
Total	948	965	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	272	272	61
Consumer	26	26	26
Total	298	298	87

Total impaired loans	$1,246	1,263	87

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Commercial and industrial	$172	292	-
Total	172	292	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	2,604	2,619	130
Commercial and industrial	317	320	292
Construction and land development	685	685	79
Consumer	29	29	29
Total	3,635	3,653	530

Total impaired loans	$3,807	3,945	530

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$257	3	-	-	-	-
Commercial and industrial	149	5	235	-	131	-
Commercial real estate	153	5	-	-	-	-
Construction and land development	439	18	-	-	-	-
Total	998	31	235	-	131	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	277	12	2,629	100	1,417	60
Commercial and industrial	-	-	320	-	249	3
Construction and land development	-	-	713	29	656	24
Consumer	27	-	30	-	33	1
Total	304	12	3,692	129	2,355	88
Total impaired loans	$1,302	43	3,927	129	2,486	88

(1) Includes income recognized in earning for impaired accruing loans only. All non-accrual loans did not have any interest recognized in the years ended December 31, 2015 and 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(c)	Non-accrual and Past Due Loans

A loan is considered past due when payment is 30 days or more late based on the contractual terms of the loan.  As shown in the table below, the Bank had $147,000 and $8,000 of loans past due 30 days or more that were still accruing as of December 31, 2015 and 2014, respectively. The following tables present past due balances at December 31, 2015 and 2014 by loan segment allocated between performing and non-accrual status:

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$-	-	-	123,234	244	123,478
Multi-family	-	-	-	10,048	-	10,048
Commercial and industrial	147	-	147	312,107	128	312,382
Commercial real estate	-	-	-	282,546	152	282,698
Construction and land development	-	-	-	105,886	-	105,886
Consumer	-	-	-	11,770	26	11,796
Other	-	-	-	799	-	799
	$147	-	147	846,390	550	847,087

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
December 31, 2014
Residential real estate:
Mortgage	$-	-	-	110,752	177	110,929
Multi-family	-	-	-	11,310	-	11,310
Commercial and industrial	-	-	-	235,422	489	235,911
Commercial real estate	-	-	-	271,001	-	271,001
Construction and land development	-	-	-	58,843	-	58,843
Consumer	8	-	8	5,878	29	5,915
Other	-	-	-	875	-	875
	$8	-	8	694,081	695	694,784

At December 31, 2015 and 2014, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $550,000 and $695,000 at December 31, 2015 and 2014, respectively. At the date such loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $2,000 and $72,000 for the years ended December 31, 2015 and 2014, respectively.  Management elected to not record payments received in interest income during the years ended December 31, 2015 and 2014.

(d)	Troubled Debt Restructurings (TDRs)

The Bank attempts to work with borrowers when advantageous to both parties to extend or modify terms to better align with the borrowers current ability to repay. These extensions and modifications are made in accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower that would have otherwise not been granted and is not available to other borrowers. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any debt, or if it is probable that a borrower may default in the foreseeable future without a modification.  Examples of concessions that would qualify as a TDR include: 1) a reduction in interest rates, 2) extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, 3) principal forgiveness, 4) reduction of accrued interest, or 5) a period of interest only payments. When evaluating if it is in the Bank’s interest to restructure troubled debt, management may consider whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of whether a restructuring of a loan meets the criteria for classification as a TDR is subjective in nature and management’s judgment is required in the evaluation process.  As of December 31, 2015, one mortgage loan was classified as a TDR.  As of December 31, 2014 and 2013 the TDRs were categorized as one mortgage loan and one construction and land development loan. A TDR is considered an impaired loan pursuant to U.S. GAAP.  No loans were restructured or modified due to declining credit quality during the years ended December 31, 2015, 2014, and 2013.

Of the $2.9 million in loans reported as TDRs as of December 31, 2014, $2.4 million was paid off during the year ended December 31, 2015 for an ending balance of $424,000.  No TDRs were foreclosed upon or paid off during 2015. As of December 31, 2015, 2014, and 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management at the end of each calendar quarter. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. There were no changes to the allowance for loan losses methodology during the year ended December 31, 2015.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method:

	Real Estate Mortgage	Real Estate Multi-family	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total Loans
	(In Thousands)
December 31, 2015
Loans	$123,478	10,048	312,382	282,698	105,886	11,796	799	847,087
Loans individually evaluated for impairment	516	-	128	152	424	26	-	1,246
Loans collectively evaluated for impairment	122,962	10,048	312,254	282,546	105,462	11,770	799	845,841
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

December 31, 2014
Loans	$110,929	11,310	235,911	271,001	58,843	5,915	875	694,784
Loans individually evaluated for impairment	2,604	-	489	-	685	29	-	3,807
Loans collectively evaluated for impairment	108,325	11,310	235,422	271,001	58,158	5,886	875	690,977
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Consumer loans less than $25,000 are charged off no later than when the loan becomes 120 days past due. All other loans are charged off when it is determined that the loan is uncollectible.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

The following table provides a roll forward of the allowance for loan losses from December 31, 2012 to December 31, 2015 by loan segment:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, December 31, 2012	$1,289	1,557	2,103	1,687	29	30	6,695
Charged-off loans	(191)	-	(296)	(661)	-	-	(1,148)
Recovery of previously charged-off loans	-	-	-	43	21	-	64
Provision for loan losses	270	438	947	(72)	11	(1)	1,593
Balances, December 31, 2013	$1,368	1,995	2,754	997	61	29	7,204
Charged-off loans	-	(226)	-	(119)	-	-	(345)
Recovery of previously charged-off loans	1	-	-	15	-	-	16
Provision for loan losses	(125)	633	377	782	1	(25)	1,643
Balances, December 31, 2014	$1,244	2,402	3,131	1,675	62	4	8,518
Charged-off loans	(6)	(593)	-	-	(8)	-	(607)
Recovery of previously charged-off loans	4	20	-	97	-	-	121
Provision for loan losses	87	1,362	(191)	740	31	-	2,029
Balances, December 31, 2015	$1,329	3,191	2,940	2,512	85	4	10,061

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The following table presents the balance in the allowance for loan losses by loan segment based on impairment method:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, December 31, 2015
Allowance for loans individually evaluated for impairment	$61	-	-	-	26	-	87
Allowance for loans collectively evaluated for impairment	$1,268	3,191	2,940	2,512	59	4	9,974
Balances, December 31, 2014
Allowance for loans individually evaluated for impairment	$130	292	-	79	29	-	530
Allowance for loans collectively evaluated for impairment	$1,114	2,110	3,131	1,596	33	4	7,988
Balances, December 31, 2013
Allowance for loans individually evaluated for impairment	$189	185	-	81	31	-	486
Allowance for loans collectively evaluated for impairment	$1,179	1,810	2,754	916	30	29	6,718
(f)	Residential Lending

At December 31, 2015, the Bank had approximately $19.4 million of mortgage loans held-for-sale compared to approximately $27.2 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or market and consist of two distinct groups, secondary market and portfolio mortgage loans held-for-sale. Secondary market loans are typically sold at or before loan closing to an investor on a loan-by-loan basis and generally settle within two to four weeks of loan closing. At December 31, 2015 and December 31, 2014 the Bank had $5.2 million and $4.6 million, respectively of secondary market loans.  Portfolio mortgage loans held-for-sale are maintained on the Bank’s core loan accounting system and sold in bulk or individually generally within one year of being classified as held-for-sale.  All loan sales executed by the Bank include the transfer of servicing rights to the investor.  The Bank had $14.2 million and $22.6 million of portfolio mortgage loans held-for-sale as of December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015 the Bank sold $57.5 million of portfolio loans held-for-sale for a gain of $1.1 million.  For the year ended December 31, 2014 the Bank sold $20.0 million of portfolio loans held-for-sale for a gain of $410,000.

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

At December 31, 2015, the Company has $123.5 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

(g)	Loans to Related Parties

Certain parties (principally directors and officers of the Corporation or the Bank, including their affiliates, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. These transactions did not involve more than the normal risk of collectability or present other unfavorable features. The activity for such loans is as follows:

	2015	2014
	(In Thousands)
Balance at January 1	$6,740	6,584
New loans	7,020	1,838
Repayments	(3,698)	(1,682)
Balance at December 31	$10,062	6,740

None of these loans to certain parties were charged off or considered impaired as of December 31, 2015 and 2014.

(4)	Premises and Equipment

Depreciation expenses, including amortization of leasehold improvements, totaled $1.1 million for 2015, $1.3 million for 2014, and $1.4 million for 2013 and are included in equipment and occupancy expenses. Following is a summary of premises and equipment as of December 31:

	Range of useful lives	2015	2014
		(In Thousands)
Premises and equipment	3 to 7 years	$3,515	3,110
Furniture and fixtures	5 to 8 years	1,641	1,609
Leasehold improvements	7 to 20 years	6,416	6,348
Construction in process	7 to 20 years	2,003	48
Assets recorded under capital lease	20 years	4,500	4,500
		18,075	15,615
Less: accumulated depreciation and amortization		10,416	9,222
		$7,659	6,393

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

At December 31, 2015, $825,000 is included in construction in process that the Company has incurred, but not yet paid as of year-end and is included in other liabilities.

Real property for various banking offices is leased under noncancelable operating leases except for one capital lease.  The noncancelable operation leases expire through 2023. Total rental expense incurred under all operating leases amounted to $1.1 million, $1.0 million, and $1.0 million in 2015, 2014, and 2013 respectively and is included in equipment and occupancy expenses. The minimum future rental commitment as of December 31, 2015 under all noncancelable operating leases with initial terms of one year or more is as follows:

Amount
(In Thousands)
2016	$937
2017	900
2018	276
2019	260
2020	162
Thereafter	364
Total	$2,899

(5)	Deposits

At December 31, 2015, the scheduled maturities of time deposits are as follows:

Amount
(In Thousands)
2016	$83,053
2017	30,661
2018	7,026
2019	2,206
2020	3,706
Total	$126,652

Time deposits greater than $250,000 amounted to $7.4 million and $9.6 million at December 31, 2015 and 2014, respectively.

Deposits from related parties held by the Bank amounted to $17.8 million and $21.4 million at December 31, 2015 and 2014, respectively. The Bank had brokered deposits of $9.9 million at December 31, 2015 and none at December 31, 2014.  The Bank did not have any customers with greater than 5% of total deposits at December 31, 2015 and 2014.

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

Years ended December 31, 2015 and 2014

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective December 31, 2015 and 2014. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

Years ended December 31, 2015 and 2014

positions. To date, the Bank has not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2015
Investment securities (AFS)
U.S. government agencies	$40,826	-	40,826	-
State and municipal securities	47,736	-	47,736	-
Corporate notes	12,587	-	12,587	-
Mortgage-backed securities	108,425	-	108,425	-
Total investment securities available-for-sale	209,574	-	209,574	-
Derivative assets	417	-	417	-
Total assets at fair value	$209,991	-	209,991	-

Derivative liabilities	$958	-	958	-
Total liabilities at fair value	$958	-	958	-

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Investment securities (AFS)
U.S. government agencies	$14,257	-	14,257	-
State and municipal securities	39,244	-	39,244	-
Corporate notes	8,798	-	8,798	-
Mortgage-backed securities	158,163	-	158,163	-
Total investment securities available-for-sale	220,462	-	220,462	-
Derivative assets	573	-	573	-
Total assets at fair value	$221,035	-	221,035	-

Derivative liabilities	$1,184	-	1,184	-
Total liabilities at fair value	$1,184	-	1,184	-

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

Certain impaired loans are reported at the fair value and is measured based on the value of the underlying collateral securing the loans and is determined using several methods.  The fair value of real estate is generally determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions. As of December 31, 2015 and 2014, impaired loans with a carrying value of $1.2 million and $3.3 million, were reduced by specific valuation allowance allocations totaling $61,000 and $530,000 to a net reported fair value of $1.1 million and $2.8 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

(b)	Other Real Estate Owned (OREO)

Other real estate is measured and reported at the lower of cost or fair value based on appraised value of the collateral securing the real estate by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  As of December 31, 2015 and 2014, OREO adjusted to fair value was $268,000 and $3.4 million, respectively. OREO is included in Level 3 of the valuation hierarchy.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring level 3 fair value measurements at December 31, 2015 and 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (weighted average)
	(In Thousands)
December 31, 2015
Impaired loans (collateral dependent)	$1,159	Discounted appraisals	Appraisal adjustments	10% - 21% (14%)

Other real estate owned	$268	Discounted appraisals	Appraisal adjustments	6% (6%)

December 31, 2014
Impaired loans (collateral dependent)	$2,760	Discounted appraisals	Appraisal adjustments	10% - 27% (13%)

Other real estate owned	$3,376	Discounted appraisals	Appraisal adjustments	6% - 28% (13%)

The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the period ended December 31, 2015, there were no transfers between levels.

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

Years ended December 31, 2015 and 2014

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

The fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credits do not represent a significant value to the Company until such commitments are funded and the Company does not include a fair value associated with these commitments.  At December 31, 2015 and 2014 the fair value of the Company’s standby letters of credit was $55,000 and 98,000, respectively and reflects the off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheets.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

The year end estimated fair values of financial instruments at December 31, 2015 and 2014 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$34,479	34,479	34,479	-	-
Federal funds sold	675	675	675	-	-
Interest-bearing time deposits in banks	216	216	216	-	-
Securities available-for-sale	209,574	209,574	-	209,574	-
Securities held-to-maturity	11,937	11,964	-	6,464	5,500
Mortgage loans held-for-sale	19,441	19,584	-	19,584	-
Loans, net	835,760	831,313	-	-	831,313

Financial liabilities:
Deposits	969,603	969,790	842,951	126,839	-
Federal home loan bank advances	68,000	68,007	-	68,007	-
Subordinated debt	19,617	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	310,209	-	-	-	-
Standby letters of credit	10,829	55	-	-	55

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$17,765	17,765	17,765	-	-
Interest-bearing time deposits in banks	211	211	211	-	-
Securities available-for-sale	220,462	220,462	-	220,462	-
Securities held-to-maturity	2,717	2,838	-	2,838	-
Mortgage loans held-for-sale	27,237	27,463	-	27,463	-
Loans, net	685,390	690,380	-	-	690,380

Financial liabilities:
Deposits	803,172	803,670	642,079	161,591	-
Federal funds purchased	4,485	4,485	-	4,485	-
Federal home loan bank advances	70,300	70,396	-	70,396	-
Subordinated debt	19,577	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	179,478	-	-	-	-
Standby letters of credit	10,074	98	-	-	98

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(7)	Income Taxes

The income tax expense consists of the following for the year ended December 31:

	2015	2014	2013
	(In Thousands)
Income tax expense:
Current - Federal	$3,698	1,775	306
Current - State	387	370	-
Deferred - Federal	(833)	524	1,646
Deferred - State	(120)	(144)	448
Total income tax expense	$3,132	2,525	2,400

Differences between the statutory federal income tax rate of 34% and the effective tax rate are summarized as follows:

	2015	2014	2013
	(In Thousands)
Tax expense at statutory rate	$3,418	2,695	2,094
Increase (decrease) resulting from:
State taxes, net of federal benefit	176	149	296
Increase in cash surrender value of life insurance	(234)	(168)	(192)
Tax exempt interest on municipal securities	(326)	(277)	(347)
Bank owned life insurance surrender	-	-	171
Write-off non-qualified stock option deferred tax asset	-	-	188
Other, net	98	126	190
Total provision for income taxes	$3,132	2,525	2,400

The components of net deferred tax assets (liabilities) are as follows as of December 31:

	2015	2014	2013
	(In Thousands)
Deferred tax assets:
Net operating loss carryforward	$-	-	498
Allowance for loan losses	3,852	3,261	2,759
Deferred compensation	1,675	1,556	1,499
Organizational costs	359	419	478
Stock compensation expense	220	-	-
Net unrealized loss on securities available-for-sale	812	362	2,342
Depreciation	932	871	642
Deferred loan fees	485	335	287
AMT credit carryforward	-	33	492
Other real estate writedowns and carrying costs	20	64	474
Rental expense	453	416	374
Other	213	301	133
Net deferred tax asset	$9,021	7,618	9,978

There are no federal or state tax loss carryovers as of December 31, 2015.

ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(8)	Commitments and Contingent Liabilities

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

The following financial instruments were outstanding whose contract amounts represent credit risk as of December 31, 2015 and 2014:

	2015	2014
	(In Thousands)
Commitments to extend credit and unfunded commitments	$310,209	179,478
Standby letters of credit	10,829	10,074

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

The Bank has $55,000 and $98,000 in off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.

From time to time, the Company may be a party to various legal proceedings incident to its business. As of December 31, 2015 there are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of the Corporation or its subsidiaries’ properties are subject.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

A summary of interest rate swaps to facilitate customer transactions as of December 31, 2015 and 2014 is included in the following table:

	Notional Amount	Estimated Fair Value Included in Other Assets	Estimated Fair Value Included in Other Liabilities
	(In Thousands)
Interest rate swap agreements:
Pay fixed / Receive variable swaps – December 31, 2015	$18,443	417	417
Pay fixed / Receive variable swaps – December 31, 2014	12,699	573	573

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

In 2014 the Bank entered into three delayed interest rate swap agreements to manage exposure to future interest rate risk on deposits. The Bank receives a variable rate based on one month LIBOR and from a counterparty and pays a fixed rate of interest.  In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive (Loss) Income.  Beginning in November 2015 the loss is being recognized on the Consolidated Statements of Income over the original terms of the contract of 66 months and will conclude in May 2021.

In 2015 the Bank entered into one interest rate swap agreement designated as a cash flow hedge intended to protect against the variability of cash flows on selected LIBOR based loans.  The Bank receives a fixed rate of interest from a counterparty and pays a variable rate.

The terms of the individual contracts within the existing relationship at December 31, 2015 and 2014 is as follows:

					December 31, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income
	(Dollars in Thousands)
Interest Rate Swap	$-	1 month LIBOR plus 35 basis points	2.99%	Nov. 2015 - May 2021	$-	236	297	183
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	2.98	May 2016 - May 2021	472	292	196	121
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	3.03	March 2017 - May 2021	341	210	118	73
Interest Rate Swap	25,000	1.50	1 month LIBOR	April 2015 - April 2022	(272)	(168)	-	-
	$45,000				$541	570	611	377

The cash flow hedges were determined to be fully effective during the period presented.  Therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the interest rate swap is recorded in other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Bank discontinues hedge accounting. Related to the terminated hedge approximately $44,000 will be reclassified from accumulated other comprehensive (loss) income in the next twelve months.

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

As of December 31, 2015, management believes the Corporation and the Bank met all capital adequacy requirements to which they are subject to be classified as Well Capitalized and in compliance with the capital conservation buffer requirement. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Corporation and the Bank’s category. Avenue Financial Holdings, Inc.’s and Avenue Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2015:
Total capital to risk weighted assets
Avenue Bank	$124,006	12.23%	$81,144	8.0%	$101,431	10.0%
Avenue Financial	124,196	12.25	81,083	8.0	101,354	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	113,890	11.23	60,858	6.0	81,144	8.0
Avenue Financial	94,080	9.28	60,812	6.0	81,083	8.0
Common equity tier 1 capital to risk weighted assets
Avenue Bank	113,890	11.23	45,644	4.5	65,930	6.5
Avenue Financial	94,080	9.28	45,609	4.5	65,880	6.5
Tier 1 capital to average assets (*)
Avenue Bank	113,890	10.05	45,332	4.0	56,665	5.0
Avenue Financial	94,080	8.17	46,037	4.0	N/A	5.0

At December 31, 2014:
Total capital to risk weighted assets
Avenue Bank	$97,730	11.71%	$66,779	8.0%	$83,474	10.0%
Avenue Financial	117,828	13.91	67,789	8.0	84,736	10.0
Tier 1 capital to risk weighted assets
Avenue Bank	89,212	10.69	33,390	4.0	50,085	6.0
Avenue Financial	89,212	10.53	33,894	4.0	50,841	6.0
Tier 1 capital to average assets (*)
Avenue Bank	89,212	9.14	39,054	4.0	48,817	5.0
Avenue Financial	89,212	9.14	39,057	4.0	N/A	5.0

(*)   Average assets for the above calculations were based on the most recent quarter.

(11)	Capital Stock

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Dividends. The Corporation has not paid any cash dividends on our common stock since inception; however, our growth plans may provide the opportunity for us to consider a dividend program at some point in the future. Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Tennessee Department of Financial Institutions, pay any dividends to the Corporation in a calendar year in excess of the total of the Bank’s net profits for that year plus the retained profits for the preceding two years. At December 31, 2015, approximately $17.6 million of retained profits were available for dividend declaration without prior approval.  Our future dividend policy will depend on earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

(12)	Accumulated Other Comprehensive Income (Loss)

Significant amounts reclassified out of other comprehensive income (loss) for the year ended December 31, 2015, 2014, and 2013 are as follows:

Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Items in the Consolidated Statements of Income	2015	2014	2013
		(In Thousands)
Gains realized on sale of investment securities	Net gain on sale of available-for-sale securities	$258	12	522
Tax effect	Income tax expense	(99)	(5)	(200)
Loss realized on termination of cash flow hedge	Interest expense: deposits	12	-	-
Tax effect	Income tax benefit	(5)	-	-
Total reclassifications out of accumulated other comprehensive income		$166	7	322

The activity in accumulated other comprehensive income (loss) for the year ended December 31, 2015 and 2014 is as follows:

	2015			2014
	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In Thousands)
Beginning Balance, January 1	$(2,108)	(377)	(2,485)	(5,718)	-	(5,718)
Other comprehensive income (loss) before reclassifications	(112)	(200)	(312)	3,603	(377)	3,226
Amounts reclassified from accumulated other comprehensive loss	159	7	166	7	-	7
Period Change	47	(193)	(146)	3,610	(377)	3,233
Ending Balance, December 31	$(2,061)	(570)	(2,631)	(2,108)	(377)	(2,485)

(13)	Life Insurance Plans

The Bank has paid $21.4 million to purchase single premium whole life insurance policies. These policies have face values totaling approximately $66.8 million. The cash surrender value of these policies is $25.7 million and $20.0 million as of December 31, 2015 and 2014, respectively. The cash values of these policies increased by $704,000 in 2015 and $494,000 in 2014, which has been recognized as noninterest income.

The Bank has entered into agreements with 35 current or former bank officers, under which the Bank purchased an insurance policy on the life of each officer. The Bank owns the cash surrender value of each policy and, by way of a split dollar arrangement, has agreed to endorse a portion of the death benefit over to the named beneficiary of the officer. The benefit will be paid directly by the insurance company to the beneficiary. The face values of these policies total approximately $64.6 million

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

as of December 31, 2015. Since the Bank has no direct benefit obligation to these officers, no such accruals have been made on the Bank’s financial statements.

(14)	Supplemental Executive Retirement Plan

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

The estimated present value of future benefits to be paid under the plan is being accrued over the respective service periods, with regards to the vesting periods above. The expense incurred and amount accrued for this plan for the years ended December 31, 2015 and 2014 approximated $311,000 and $147,000, respectively. At December 31, 2015 and 2014, included in other liabilities is $4.4 million and $4.1 million related to these agreements, respectively.

(15)	Benefit Plans

The Company has a 401(k) retirement program that is available to all employees who meet minimum eligibility requirements. Participants may generally contribute up to 100% of earnings, and in addition, management matched 25%, 20% and 20% of the first 6%, 6% and 5% of employee contributions for the years 2015, 2014 and 2013, respectively. Expense related to Company contributions amounted to $156,000, $87,000, and $65,000 in 2015, 2014 and 2013, respectively and included in the consolidated statements of income in salaries and employee benefits.

The Company entered into a change of-control agreement with certain executives that provides for a one-time payment in the event the executive is terminated without cause or the executive terminates his employment with cause within eighteen months of a change-of-control. The payment is equal to the executive remaining base salary that would have been payable to the executives for a period of thirty-five months plus benefits and any bonus earned

(16)	Stock Compensation Plans

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

The Company accounts for such plans under ASC 718-20, Stock Compensation, and accordingly, during the two years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense based on fair value estimates using the Black-Scholes valuation model. For the years ended December 31, 2015, 2014, and 2013 the Company recognized $32,000, $66,000 and $57,000 of stock-based compensation expense related to stock options, respectively.

The fair value of options granted during 2015, 2014 and 2013 was computed using the following weighted average assumptions as of the grant date:

	2015	2014	2013
Exercise price per share	$12.76	$10.00	$10.00
Option period in years	7.7 years	10 years	10 years
Vesting period	3 years	5 years	5 years
Risk free interest rate	2.08%	2.40%	1.66-2.20%
Expected volatility	22.42%	22.60%	22.60%
Fair Value	$3.94	$3.14	$1.97

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

A summary of the status of the Corporation’s stock option plan is presented below:

	Number	Weighted-Average Exercise Price
Outstanding at December 31, 2013	293,000	$10.00
Granted (1)	4,000	10.00
Exercised	-	-
Forfeited	(13,500)	10.00
Outstanding at December 31, 2014	283,500	$10.00
Granted (2)	10,139	12.76
Exercised	(29,000)	10.00
Forfeited	(2,000)	10.00
Outstanding at December 31, 2015	262,639	$10.11
Options exercisable at December 31, 2015	250,000	$10.00

(1)These shares were issued to new employees and 50% vest on the third anniversary of the date of grant and 50% vest upon cumulative profitability.

(2)These shares were issued to new employees and vest in variable installments per applicable agreements.

At December 31, 2015, options outstanding had a weighted average remaining contractual term of 3.33 years and an aggregate intrinsic value of $4.26. As of December 31, 2015, there was approximately $37,000 of total unrecognized compensation costs related to unvested stock options granted under our equity incentive plan and is expected to vest immediately upon closer of the merger agreement.

Restricted Stock Awards

Additionally, the Corporation administers multiple long-term incentive plans for its employees and non-employee directors which provide for the granting of restricted share awards and other performance based awards.

A total of 400,000 and 100,000 shares of our common stock are available under our employee plans and non-employee director plans, respectively. During the year ended December 31, 2015, the Company awarded 10,000 shares of restricted common stock to its non-employee directors and 101,427 to its employees. These awards typically vest in equal annual installments or cliff vest.

A summary of activity for unvested restricted share awards issued to non-employee directors for the year ended December 31 follows:

	Number	Grant Date Weighted Average Cost
Unvested at December 31, 2013	17,500	$7.07
Shares awarded (1)	10,000	8.50
Restrictions lapsed and shares released to directors	(5,000)	7.00
Forfeited	(2,250)	7.72
Unvested at December 31, 2014	20,250	$7.72
Shares awarded (1)	10,000	9.75
Restrictions lapsed and shares released to directors	(6,750)	7.50
Forfeited	-	-
Unvested at December 31, 2015	23,500	$8.65

(1)	These shares were issued to non-employee directors and vest in equal annual installments on the first four anniversary dates of the grant.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

A summary of activity for unvested restricted share awards issued to employees for the year ended December 31, 2015 follows:

	Number	Grant Date Weighted Average Cost
Unvested at December 31, 2013	93,497	$7.50
Shares awarded (1)	69,500	8.72
Restrictions lapsed and shares released to associates	(30,914)	8.07
Forfeited	(3,167)	8.13
Unvested at December 31, 2014	128,916	$8.00
Shares awarded (2)	101,427	11.58
Restrictions lapsed and shares released to associates	(33,912)	7.85
Forfeited	(12,954)	9.81
Unvested at December 31, 2015	183,477	$9.85

(1)	These shares were issued to employees and vest in variable installments per applicable agreements.

For the years ended December 31, 2015, 2014, and 2013 the Company recognized $581,000, $500,000 and $157,000 of stock-based compensation expense related to restricted stock awards, respectively. As of December 31, 2015, there was approximately $1,375,000 of total unrecognized compensation costs related to unvested restricted stock awards and is expected to vest immediately upon closer of the merger agreement.

(17)	Dividend and Net Asset Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

The Corporation did not pay any cash dividends on its common stock during 2015 although retained earnings were available for payment.  At December 31, 2014, there were no retained earnings available for the payment of dividends. Accordingly, all of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2015 and 2014. Funds available for loans or advances by the Bank to the Corporation amounted to $10.5 million.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

(18)	Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists the bank in the funding of the loan portfolio. The Bank had outstanding advances of $68.0 million at December 31, 2015. At December 31, 2015 the outstanding advances consisted of fixed rate putable advances and borrowings under the Cash Management Variable Rate Advance Program (CMA). The weighted average interest rate on all advances at December 31, 2015 was 0.83%. Qualifying 1-4 family residential first mortgages, home equity lines of credit, commercial real estate loans and investment securities approximating $213.9 million have been pledged as collateral for the advances.

At December 31, 2015, the scheduled maturities of these advances and interest rates are as follows:

	Amount	Interest Rates(1)
	(In Thousands)
2016	$54,000	0.71%
2017	-	-
2018	14,000	1.29%
Total	$68,000
Weighted average interest rate		0.83%

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of December 31, 2015.

As of December 31, 2015, the Bank had accommodations which allow it to purchase Federal funds from its correspondent banks on an overnight basis at the prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2014 the Bank had an outstanding balance owed to these correspondents of $4.5 million, respectively under these arrangements.  There was no outstanding balance owed to these correspondents as of December 31, 2015.

As of December 31, 2015, the Bank is eligible to use the Federal Reserve discount window for short-term borrowings. Based on assets available for collateral as of that date, the Bank’s borrowing availability was approximately $257.4 million. As of December 31, 2015 and 2014, the Bank had no outstanding advances.

The Company is obligated under capital lease for its Green Hills branch.  Amortization of assets held under this capital lease is included in depreciation expense.

The outstanding capital lease obligations are as follows for years ending December 31, 2015:

Amount
(In Thousands)
2016	$417
2017	417
2018	426
2019	470
2020	470
Thereafter	3,968
Total	6,168
Imputed interest	(2,242)
Capital lease obligation	$3,926

(19)	Subordinated Debt

On December 29, 2014 the Corporation issued fixed / floating rate subordinated notes, (Subordinated Notes), in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes are due on December 29, 2024. The Subordinated Notes bear an interest rate, paid quarterly in arrears, that is fixed at 6.75% per annum until January 1, 2020, at which time the interest rate will be a floating rate equal to three-month LIBOR (as defined in the Subordinated Notes) plus 495 basis points. The Corporation may, at their option, beginning on January 1, 2020 and on any interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all the holders. The Subordinated Notes will not otherwise be redeemable by the Corporation prior to maturity unless (1) a Tier 2 capital event or a tax event occurs (each as defined in the Subordinated Notes), or (2) if we are required to register as an investment company under the Investment Company Act of 1940. There is no sinking fund for the Subordinated Notes. The Subordinated Notes will not be convertible or exchangeable.

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

The Company amortizes the debt issuance costs over the life of the Subordinated Notes and includes the amortization in other borrowings interest expense. At December 31, 2015 $40,000 of debt issuance costs was recognized in other borrowings interest expense.  There was no amortization of debt issuance costs for the year ended December 31, 2014.

The Company has complied with all covenants as of December 31, 2015 and 2014.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

At December 31, 2015 and 2014, the Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75%.  The Subordinated Notes are reduced by the issuance costs of $383,000 and $423,000 as of December 31, 2015 and 2014, respectively.  Interest is due quarterly on the Subordinated Notes and principal is due on the maturity date.

(20)	Condensed Financial Statements of Corporation

Condensed financial information of the Corporation as of December 31:

Balance Sheets

	2015	2014
	(In Thousands)
Assets
Cash and due from banks	$581	18,858
Other assets	68	892
Investment in common stock of Avenue Bank	114,226	91,228
Total assets	$114,875	110,978

Liabilities and Stockholders' Equity

Subordinated debt	$19,617	19,577
Other liabilities	844	173
Total liabilities	20,461	19,750
Stockholders' equity	94,414	91,228
Total liabilities and stockholders' equity	$114,875	110,978

Statements of Income and Comprehensive Income (Loss)

	2015	2014	2013
	(In Thousands)
Income:
Interest on investments	$-	-	-
Other	-	-	-
Total income	-	-	-
Expenses:
Interest expense - subordinated debt	1,393	11	-
Operating expenses	383	-	-
Total expense	1,776	11	-
Income before income taxes and equity in undistributed net income of the Bank	(1,776)	(11)	-
Applicable income tax benefit	680	-	-
Equity in undistributed net income of the Bank	8,050	5,603	3,949
Net income	6,954	5,592	3,949
Preferred stock dividends	(32)	(190)	(190)
Net income available to common stockholders	$6,922	5,402	3,759

Net income	$6,954	$5,592	$3,949
Other comprehensive income (loss)	(146)	3,233	(6,722)
Comprehensive income (loss)	$6,808	8,825	(2,773)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Statement of Cash Flows

	2015	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income	$6,954	5,592	3,949
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed net income of Avenue Bank	(8,050)	(5,603)	(3,949)
(Increase) decrease in other assets	867	(1,268)	-
Decrease in other liabilities	711	126	-
Net cash (used) provided by operating activities	482	(1,153)	-

Cash flows from financing activities:
Contribution to Bank	(14,500)	-	-
Proceeds from Subordinated debt offering	-	20,000	-
Issuance and exercise of employee options of common stock	14,691	-	-
Redemption of preferred stock	(18,950)	-	-
Preferred stock dividends paid	(32)	(190)	(190)
Common stock dividends received	32	190	190
Net cash (used) provided by financing activities	(18,759)	20,000	-

Net increase (decrease) in cash and cash equivalents	(18,277)	18,847	-
Cash and cash equivalents, beginning of period	18,858	11	11
Cash and cash equivalents, end of period	$581	18,858	11

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

(21)	Quarterly Results of Operations (Unaudited)

Summarized unaudited quarterly operating results for the Company for the year ending December 31, 2015 and 2014 are as follows:

December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest income	$8,835	9,383	9,869	10,234
Interest expense	1,342	1,368	1,437	1,495
Net interest income	7,493	8,015	8,432	8,739
Provision for loan losses	154	855	614	406
Net interest income after provision for loan losses	7,339	7,160	7,818	8,333
Non-interest income	1,256	1,875	1,749	1,699
Non-interest expense	6,408	6,758	6,938	7,039
Income tax expense	733	696	839	864
Net income	1,454	1,581	1,790	2,129
Dividends on preferred shares	(32)	-	-	-
Net income available to common stockholders	$1,422	1,581	1,790	2,129
Per share information:
Basic net income per common share available to common stockholders	$0.15	0.16	0.18	0.21
Diluted net income per common share available to common stockholders	$0.15	0.16	0.18	0.21
Weighted average shares outstanding:
Basic	9,319,312	10,064,840	10,078,172	10,095,077
Diluted	9,435,365	10,161,167	10,197,416	10,257,393

December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest income	$7,821	8,237	8,468	8,498
Interest expense	1,019	1,026	1,009	1,013
Net interest income	6,802	7,211	7,459	7,485
Provision (credit) for loan losses	860	549	(222)	456
Net interest income after provision (credit) for loan losses	5,942	6,662	7,681	7,029
Non-interest income	787	915	1,904	1,059
Non-interest expense	5,779	5,796	6,056	6,231
Income tax expense	285	552	1,119	569
Net income	665	1,229	2,410	1,288
Dividends on preferred shares	(47)	(48)	(47)	(48)
Net income available to common stockholders	$618	1,181	2,363	1,240
Per share information:
Basic net income per common share available to common stockholders	$0.07	0.14	0.28	0.15
Diluted net income per common share available to common stockholders	$0.07	0.14	0.28	0.15
Weighted average shares outstanding:
Basic	8,480,478	8,487,516	8,487,516	8,487,516
Diluted	8,480,478	8,487,516	8,528,926	8,540,857

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded  that because of the material weakness in our internal controls over financial reporting, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act)) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management identified the following deficiencies in internal controls over financial reporting as of December 31, 2015 that management considers to be material weaknesses:

•

The Company did not maintain effective controls over accounting for leases which allowed for misinterpretation and historical misapplication of Accounting Standards Codification (ASC) 840, Leases, regarding capital lease treatment and classified a capital lease as an operating lease.

•

The Company did not maintain effective controls over the review of significant estimates due to the clerical errors in the of the allowance for loan loss model and incorrectly recording the fair value of a cash flow hedge as an asset instead of a liability.

To remediate the material weaknesses described above, and enhance our internal controls over financial reporting, management has initiated the following changes:

•	We have initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly apply lease accounting standards under ASC 840
•	The clerical errors in the allowance for loan loss model are being addressed. Controls over the review of supporting information are being evaluated to insure proper recording and accuracy.

Management Report on Internal Control Over Financial Reporting

Statement of Management's Responsibilities

The management of Avenue Financial Holdings, Inc. and its wholly owned subsidiary, Avenue Bank, (the "Institution") is responsible for preparing the Institution's annual financial statements in accordance with generally accepted accounting principles; for establishing and maintaining an adequate internal control structure and procedures for financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for a Bank with Domestic Offices Only - FFIEC 041; and for complying with the federal laws and regulations pertaining to insider loans and the federal and, if applicable, state laws and regulations pertaining to dividend restrictions.

Management's Assessment of Internal Control Over Financial Reporting

The Institution's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes, i.e., Consolidated Reports of Condition and Income for a Bank with Domestic Offices Only - FFIEC 041. The Institution's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Institution; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes, and that receipts and expenditures of the Institution are being made only in accordance with authorizations of management and directors of the Institution; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Institution's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Management assessed the effectiveness of the Institution’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for a Bank with Domestic Offices Only - FFIEC 041, as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. During the fourth quarter of 2015, management identified the following deficiencies in internal controls over financial reporting as of December 31, 2015 that we consider to be material weaknesses:

•

The Company did not maintain effective controls over accounting for leases which allowed for misinterpretation and historical misapplication of Accounting Standards Codification (ASC) 840, Leases, regarding capital lease treatment and classified a capital lease as an operating lease.

•

The Company did not maintain effective controls over the review of significant estimates due to the clerical errors in the of the allowance for loan loss model and incorrectly recording the fair value of a cash flow hedge as an asset instead of a liability.

To remediate the material weaknesses described above, and enhance our internal controls over financial reporting, management has initiated the following changes:

•	We have initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly apply lease accounting standards under ASC 840.
•	The clerical errors in the allowance for loan loss model are being addressed. Controls over the review of supporting information are being evaluated to insure proper recording and accuracy.

Based upon its assessment, management has concluded that, as of December 31, 2015, the Institution's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for a Bank with Domestic Offices Only - FFIEC 041, was not effective based on the criteria established in Internal Control - Integrated Framework.

Management's Assessment of Compliance with Designated Laws and Regulations

The management of the Institution has assessed the Institution's compliance with the federal laws and regulations pertaining to insider loans and the federal and, if applicable, state laws and regulations pertaining to dividend restrictions during the fiscal year that ended on December 31, 2015. Based upon its assessment, management has concluded that the Institution complied with the federal laws and regulations pertaining to insider loans and the federal and, if applicable, state laws and regulations pertaining to dividend restrictions during the fiscal year that ended on December 31, 2015.

Avenue Financial Holdings, Inc. and subsidiary, Avenue Bank

/s/ Ronald L. Samuels

Ronald L. Samuels

Chairman and Chief Executive Officer

/s/ Barbara J. Zipperian

Barbara J. Zipperian

Executive Vice President and Chief Financial Officer

Changes in Internal Controls

With the exception of the deficiencies described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our bylaws provide that our board of directors will consist of up to 15 directors, with the precise number of directors being determined by our board of directors from time to time. As of the date of this Form 10-K we have 13 directors. Our board of directors is divided into three classes of directors with the number of directors in each class being as equal as possible. As a result, approximately one-third of our directors are elected at each annual meeting of our shareholders for three-year terms and hold office until their successors are duly elected and qualified or until their earlier death, resignation or removal. Shareholders are not entitled to cumulative voting in the election of our directors. Our board of directors also serves as the board of directors of our bank.

Class I Directors:

David G. Anderson, age 68, has been Senior Vice President – Finance of HCA, one of the nation’s leading provider of healthcare services, since July 1999 and was Treasurer of HCA from July 1999 until July 2014. He is responsible for HCA’s treasury functions, including corporate finance, investment, cash management and ongoing relationships with the financial community. We believe that Mr. Anderson’s experience in finance and accounting, as well as his experience in the healthcare industry in the Nashville community, currently a major focus of our business, qualify him to serve as a member of our board of directors.

Agenia Clark, age 57, has been the President and CEO of the Girl Scout Council of Middle Tennessee, an organization that serves more than 14,000 girls and 7,000 volunteers in 39 counties throughout middle Tennessee, since April 2004. Prior to her tenure with the Girl Scout Council, she was the Vice President of Human Resources for the Tennessee Education Lottery Corporation; a Senior Director of Human Resources at Vanderbilt University from June 2003 to January 2004, and worked in governmental relations, marketing, business ethics and human resources at Nortel Networks, an international telecommunications company from June 1989 to March 2003. Ms. Clark has served as a member of the Tennessee Board of Regents and serves on the Advisory Council to the College of Business at the University of Tennessee, Knoxville. We believe that Ms. Clark’s business experience in the Nashville community, currently a major focus of our business, qualifies her to serve as a member of our board of directors.

Patrick G. Emery, age 66, has been the President of Spectrum Properties | Emery, Inc., a full service commercial real estate company, since August 2009. Spectrum Properties | Emery, Inc. develops, markets and manages class A office space in the Nashville MSA. Spectrum Properties | Emery Inc. now manages more than 1.5 million square feet of class A office space in the Nashville MSA while spearheading the future of the region with projects such as the Nashville Convention Center redevelopment. Mr. Emery served as Executive Vice President of Crescent Resources, Inc., a full service commercial real estate company, from August 1995 to August 2009. We believe that Mr. Emery’s extensive experience in commercial real estate developments, especially in the Nashville community, currently a major focus of our business, qualifies him to serve as a member of our board of directors.

Karen Saul, age 53, has been the Area Chairman of Arthur J. Gallagher & Co., or AJG, since September 2014 and served as Area President from November 2008 until her promotion in 2014. AJG is a global leader in insurance brokerage and risk management services. Ms. Saul previously served as the owner and Chief Executive Officer of The HR Group, LLC, a leader in employee benefits, human resource management and outsourcing from August 1999 until November 2008 when she merged her company with AJG. Ms. Saul has served on the Advisory Board of Medical Reimbursements of America, LLC, the Board of Trustees at The Oak Hill School, the Nashville Area Chamber of Commerce, and the Executive Committee of the Board of Trustees for the United Way of Middle Tennessee. We believe that Ms. Saul’s experience and connections in the Nashville community, currently a major focus of our business, and her business experience in human resources and management practices, qualify her to serve as a member of our board of directors.

Nancy Falls, age 59, has served as founder and Chief Executive Officer of The Concinnity Company, a firm engaged in providing leadership and governance advisory services to corporate boards of directors, C-suites and individual executives since June 2013. From March 2007 until May 2013, Ms. Falls served as Managing Partners and National Managing Partner Healthcare for Tatum, a Randstad company, a firm that provides management and advisory services, including executive leadership. Consulting and executive search services to its client companies. From January 2006 until March 2007, Ms. Falls served as managing partner of

Montgomery Morgan, LLC, a financial advisory firm. From August 2002 to November 2005, she served as Associate Provost, Finance and Administration for Vanderbilt University. Ms. Falls is a Governance Fellow of the National Association of Corporate Directors. We believe that Ms. Falls’ experience in corporate governance and executive leadership as well as her financial and accounting expertise qualifies her to serve as a member of our board of directors.

Class II Directors:

James F. Deutsch, age 60, has served as a Managing Partner of Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., or collectively Patriot, since April 2011. From November 2004 until April 2011, Mr. Deutsch served as President, CEO and Director of Team Capital Bank, a community bank located in Pennsylvania. He currently serves as a director of Sterling Bancorp, Bannockburn Global Forex, LLC., MBT Financial Corp., and Cape Bancorp Inc.  Mr. Deutsch was designated as a director by Patriot pursuant to the terms of a Corporate Governance Agreement, dated January 16, 2015, between us and Patriot. See “Certain Relationships and Related Transactions – Corporate Governance Agreement”. Patriot beneficially owned 847,500 shares of our common stock as of March 25, 2016. Mr. Deutsch has over 35 years of banking and investment management experience. He brings to us a breadth of experience, including investment banking, commercial banking and commercial real estate lending, and corporate finance. We believe that Mr. Deutsch’s experience in financial services, and his perspective as both an investor in banks and an operational leader of financial services firms and community banks, qualifies him to serve as a member of our board of directors.

Marty Dickens, age 68, was President of BellSouth/AT&T TN until his retirement in October 2007, having served at the company since June 1969. Mr. Dickens is Chairman of the Board of Trustees of Belmont University, serves on the corporate board of Genesco and Blue Cross/Blue Shield of Tennessee, and serves as Chairman of the Board of Harpeth Capital, an investment banking firm. He currently serves as chairman of the Music City Center Authority, which was responsible for the financing, construction and now the operation of the new Nashville convention center. We believe that Mr. Dickens’ leadership experience and extensive community contacts in the Nashville community, currently a major focus of our business, qualify him to serve as a member of our board of directors.

Joseph C. Galante, age 66, was Chairman of Sony Music from January 1995, until his retirement in July 2010. He helped launch the careers of Alabama, Clint Black, Kenny Chesney, Sara Evans, Dave Matthews, Wu Tang Clan, SWV, The Judds, Lonestar, Martina McBride, K.T. Oslin, Kellie Pickler, Carrie Underwood, Keith Whitley, Chris Young and many more. His leadership bolstered the careers of such superstars as Brooks & Dunn, Alan Jackson, Miranda Lambert and Brad Paisley. He serves on the boards of the Country Music Association, Iroquois Capital, Artist Growth and Fishbowl Spirits. He is currently a mentor in residence at the Entrepreneur Center in Nashville. We believe that Mr. Galante’s extensive experience and contacts in the music industry, and his interest in entrepreneurial development in the Nashville community, currently major focuses of our business, qualify him to serve as a member of our board of directors.

Steve Moore, age 62, is the owner of Moore Entertainment, a consulting company to the music industry. He was Chief Executive Officer of the Country Music Association from July 2010 to July 2013 and Executive Vice President of the Nashville office of the global firm, AEG Live! from May 2004 to July 2010. Mr. Moore owns his own country music promotional company, Moore Entertainment, and has created and developed several annual Blues Music festivals in cities in the South and Midwest. Through his company, Independent Booking and Management, Mr. Moore has booked and promoted shows with Huey Lewis, Greg Allman, George Strait, Sting, Amy Grant and Stevie Ray Vaughan. We believe that Mr. Moore’s extensive experience and contacts in the music industry, a major focus of our business, qualify him to serve as a member of our board of directors.

Class III Directors:

David Ingram, age 53, has served as Chairman of Ingram Entertainment Inc., the nation’s largest distributor of DVDs and video games, since April 1996. From April 1996 through August 2012, Mr. Ingram served as Chairman and President of Ingram Entertainment Inc. Mr. Ingram also has served as Chairman of DBI Beverage Inc., an operator of beverage distributorships in nine major markets in California, since he founded that company in February 2002. Prior to these roles, he served as Assistant to the Treasurer of Ingram Industries Inc. and as a Development Officer at Duke University. Mr. Ingram is currently President of The Golf Club of Tennessee, Chairman of the Montgomery Bell Academy Board of Trustees, Chairman of the Vanderbilt Owen Graduate School of Management Board of Visitors, and head of the Investment Committee for the Tennessee Golf Foundation. We believe that Mr. Ingram’s leadership experience and business contacts in the Nashville community, currently a major focus of our business, qualify him to serve as a member of our board of directors.

Ken Robold, age 51, is currently a consultant to the entertainment industry. He was President of Zac Brown’s label, Southern Ground Artists, from April 2013 to May 2014. He oversaw the label’s recorded music, publishing and studio divisions and focused on building the publishing catalog. From December 1990 to March 2013, Mr. Robold was Executive Vice President and General Manager of Universal Music Nashville. Mr. Robold is a member of the Country Music Association and serves as a member of the board of the Academy of Country Music. We believe that Mr. Robold’s extensive connections in the music industry, a major focus of our business, and his financial and accounting expertise qualify him to serve as a member of our board of directors.

Ronald L. Samuels, Chief Executive Officer and Chairman of the Board of Directors, age 69, was one of our co-founders in 2006. He formerly served as Group President of middle Tennessee at Regions Bank. Mr. Samuels is well known as a community leader, with a long history of board service and leadership roles, including The Tennessee Bankers Association, Country Music Association Foundation, Leadership Nashville, Partnership 2010, Music City Center Coalition, Nashville Sports Council, Music City Bowl, and Nashville Predators Foundation. He also served as Chairman of the Nashville Area Chamber of Commerce from 2008 to 2010. We believe that Mr. Samuels’ extensive experience in banking and his connections within the Nashville community, currently a major focus of our business, qualify him to serve as a member of our board of directors.

Kent Cleaver, President and Chief Operating Officer, age 60, was one of our co-founders in 2006, and he has enjoyed a 38-year career in the Nashville banking community, including leadership in retail and commercial banking, sales management, and operational management at a statewide level. He formerly served as the middle Tennessee commercial banking executive for both First Union and Regions Bank. He is an active member of the middle Tennessee community, currently serving on the Executive Committee for the Lipscomb University Business Leadership Council, and as board chair of the Board of Visitors, College of Business, Lipscomb University. He is a graduate of Leadership Nashville (Class of 2013) as well as Leadership Middle Tennessee (Class of 2010). We believe that Mr. Cleaver’s extensive banking experience in the Nashville market, currently a major focus of our business, qualify him to serves as a member of our board of directors.

EXECUTIVE MANAGEMENT

Our executive management team brings extensive experience leading departments at large financial institutions in commercial banking, credit administration, retail banking, private banking, mortgage, human resources, marketing, and bank operations. All four members of our executive management team have been working together since 2006, when they founded Avenue Bank.  Our executive officers consist of the following persons:

Name	Age	Since	Position with our Company
Ronald L. Samuels	69	2006	Chief Executive Officer and Chairman of the Board of Directors
Kent Cleaver	60	2006	President and Chief Operation Officer
Barbara J. Zipperian	58	2006	Executive Vice President and Chief Financial Officer
E. Andrew Moats	39	2006	Executive Vice President and Chief Credit Officer

CORPORATE GOVERNANCE

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. Our board of directors has adopted Corporate Governance Guidelines, which set forth the framework within which our board of directors, assisted by board committees, direct the affairs of our organization. Our Corporate Governance Guidelines address, among other things, the composition and functions of our board of directors, director independence, compensation of directors, management succession and review, board committees and selection of new directors. Our Corporate Governance Guidelines are available on our website at www.avenuenashville.com.

Director Qualifications. We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business, government or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders. When considering potential director candidates, our board of directors also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of the board of directors.

We have no formal policy regarding the diversity of our board of directors. Our Corporate Governance and Nominations Committee and our board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include personal characteristics. Our Corporate Governance and Nominations Committee’s and our board of director’s priority in selecting board members is to identify of persons who will further the interests of our shareholders through his or her record of professional and personal experiences and expertise relevant to our growth strategy.

Director Attendance.  The full board of directors met 12 times in 2015.  During 2015, each director attended at least 75% of the aggregate of the total number of board meetings and the total number of meetings held by committees of the board on which he or she served, other than Joseph C. Galante who attended two-thirds of the meetings.

Director Independence. Under the rules of the NASDAQ Stock Market, independent directors must comprise a majority of our board of directors. The rules of the NASDAQ Stock Market, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our board of directors has evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors has affirmatively determined that, with the exception of Messrs. Samuels and Cleaver, who are executive officers, each of our current directors is an independent director, as defined under the applicable rules. Our board of directors determined that Messrs. Samuels and Cleaver do not qualify as independent directors because they are executive officers of our company.

Board Leadership Structure. Our board of directors meets monthly. Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as our board of directors believes that it is in the best interests of our organization to make that determination from time to time based on the position and direction of our organization and the membership of our board of directors. Our board of directors has determined that having our Chief Executive Officer serve as Chairman of the board of directors is in the best interests of our shareholders at this time. This structure makes best use of the Chief Executive Officer’s extensive knowledge of our organization and the banking industry. Our board of directors views this arrangement as also providing an efficient nexus between our organization and our board of directors, enabling our board of directors to obtain information pertaining to operational matters expeditiously and enabling our Chairman to bring areas of concern before our board of directors in a timely manner. Because the positions of Chairman and Chief Executive Officer are held by the same person, our board of directors has designated Mr. Dickens to serve as Lead Independent Director. The Lead Independent Director serves as a liaison between the Chairman and the other independent directors and has the authority to call and chair meetings of the independent directors as often as necessary.

Board Role in Risk Oversight.  Our board oversees risks through the adoption of policies and by delegating oversight to certain committees, including the Audit Committee and the Asset Liability Management Committee.  Our Audit Committee is primarily responsible for overseeing our financial risk management processes on behalf of the full board.  The Audit Committee focuses on (i) financial reporting risk and internal controls; (ii) oversight of the internal audit process and legal compliance; (iii) regulatory compliance; and (iv) review of insurance programs.  Our Asset Liability Management Committee focuses on interest rate and credit risks in our investment portfolio.  The full board focuses on the most significant risks facing the company, including strategic, market and reputational risks, and attempts to ensure that the risks we undertake are consistent with board policies.  While the board oversees our risk management either directly or through its committees, management is responsible for the day-to-day risk management process.

Compensation Committee Interlocks and Insider Participation. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officers serving on our Compensation Committee or on our board of directors. None of our executive officers has served in such capacity in the past 12 months. Additionally, no member of our Compensation Committee is or has been an employee of us or our bank.

Code of Conduct

Our board of directors has adopted a Code of Business Conduct and Ethics, or Code of Conduct, governing all of our directors, officers, and employees. The Code of Conduct covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for ensuring accountability and adherence to the Code of Conduct. A copy of our Code of Conduct is available free of charge on our website at www.avenuenashville.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as well as any other means required by the NASDAQ Stock Market rules.

Family Relationships

There is no family relationship between any of our directors, executive officers or persons nominated to become a director or executive officer.

Committees of our Board of Directors

Our board of directors maintains the authority to appoint committees to perform certain management and administrative functions. Our board of directors has established four permanent committees: the Audit Committee, the Corporate Governance and Nominations Committee, the Compensation Committee, and the Asset Liability Management Committee. Our board of directors has adopted written charters for each of these committees. As necessary from time to time, special committees may be established by our board of directors to address certain issues.

Corporate Governance and Nominations Committee

We maintain a Corporate Governance and Nominations Committee consisting of Messrs. Dickens (Committee Chairman), Moore, Ingram and Anderson, each of whom is a nonemployee member of our board of directors.  Our Corporate Governance and Nominations Committee is responsible for, among other things, recommending any changes in the size of our board of directors; identifying and recommending potential nominees to stand for election to our board of directors; developing standards to be applied in making determinations regarding material relationships between any director and us; overseeing management continuity and succession planning; and developing and monitoring corporate governance guidance.

Our board of directors has determined that each member of our Corporate Governance and Nominations Committee meets the requirements for independence under the rules of the NASDAQ Stock Market and the SEC rules and regulations. The Corporate Governance and Nominations committee charter is available on our website at www.avenuenashville.com.

Compensation Committee

We maintain a Compensation Committee consisting of Messrs. Dickens (Committee Chairman), Galante, and Ingram and Ms. Saul, each of whom is a nonemployee member of our board of directors.

Our Compensation Committee is responsible for, among other things, reviewing corporate goals relevant to compensation of our Chief Executive Officer, evaluating the performance of, and recommending to our board of directors compensation for, our Chief Executive Officer; recommending to our board of directors compensation for all of our named executive officers; administering our employee benefit plans and equity incentive programs; reviewing and recommending any change in control agreements for our named executive officers; recommending director compensation; and engaging and consulting with outside compensation consultants, legal counsel and other advisors as the committee deems necessary.

Our board of directors has determined that each member of our Compensation Committee meets the requirements for independence under the rules of the NASDAQ Stock Market and the SEC rules and regulations, and qualifies as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The Compensation Committee charter is available on our website at www.avenuenashville.com.

In 2015, our Compensation Committee engaged ChaseCompGroup as an independent advisor to assist the committee in determining and evaluating director and executive compensation.  ChaseCompGroup reported directly to the Compensation Committee.  ChaseCompGroup provided consulting services to the Compensation Committee in 2015 relating to development of a peer group of publicly-traded financial institutions; providing an understanding of the competitiveness of the compensation levels for our executive officers and directors relative to the market; and designing appropriate future compensation programs for our executive officers and directors.  ChaseCompGroup is independent of our management, reports directly to the Compensation Committee and has no economic relationship with the company other than its role as advisor to the Compensation Committee.

Asset Liability Management Committee

We maintain an Asset Liability Management Committee, or ALCO Committee, consisting of Messrs. Anderson (Committee Chairman), Emery, and Galante, each of whom is a nonemployee member of our board of directors. Messrs. Samuels, Cleaver and Deutsch and Ms. Zipperian are also members.

Our ALCO Committee is responsible for, among other things: developing and monitoring our asset/liability management process, including developing asset/liability strategies; monitoring our liquidity and funding positions; periodically reviewing our rate sensitivity positions over various time horizons, our loan-to-deposit ratios and the average maturities for certain categories of our liabilities; and reviewing reports of outside advisors, including computer models designed to analyze the maturities of our rate-sensitive assets and liabilities.  The ALCO Committee charter is available on our website at www.avenuenashville.com.

Audit Committee

Our Audit Committee consists of Mr. Robold (Committee Chairman), Mr. Moore, Ms. Saul, Ms. Clark and Ms. Falls.  Our Audit Committee will be responsible for, among other things: the selection and engagement of, and the resolution of any disagreements with, our independent auditors; the selection, engagement, retention, and compensation of our internal auditing firm; the review of major issues regarding accounting principles and financial statement presentations; the review of internal financial controls; the preparation of any reports required by an audit committee under rules of the SEC; the review and approval of related party transactions; and the evaluation of risks associated with our business and development of monitoring and mitigation programs to reduce such risks. Our audit committee meets at least one time per year with our independent auditors.

Our board of directors has affirmatively determined that Messrs. Robold and Moore, Ms. Saul, Ms. Clark and Ms. Falls each satisfies the requirements for independence as an audit committee member and Mr. Robold satisfies the requirements for financial literacy under the rules and regulations of the NASDAQ Stock Market and the SEC. Mr. Robold qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of the NASDAQ Stock Market. The Audit Committee charter is available on our website at www.avenuenashville.com.

Report of the Audit Committee

The Audit Committee is responsible for providing oversight of the independent audit process and the independent auditors, reviewing our financial statements and discussing them with management and the independent auditors, reviewing and discussing with management and the independent auditors the adequacy and effectiveness of our internal accounting and disclosure controls and procedures and providing oversight of legal and regulatory compliance and ethics programs. The Audit Committee communicates regularly with our management, including our Chief Financial Officer, our Chief Risk Officer and our independent auditors. The Audit Committee is also responsible for conducting an appropriate review of and pre-approving all related party transactions and evaluating the effectiveness of the Audit Committee charter at least annually.

To comply with the Sarbanes-Oxley Act of 2002, the Audit Committee adopted a policy that pre-approves specified audit services to be provided by our independent auditors. The policy forbids our independent auditors from providing the services enumerated in Section 201(a) of the Sarbanes-Oxley Act.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who express an opinion on the conformity of our annual financial statements to generally accepted accounting principles in their report.

The Audit Committee has reviewed and discussed our 2015 audited financial statements with management. The Audit Committee has discussed with BKD, LLP, our independent registered public accounting firm, those matters required to be discussed by the auditors with the Audit Committee under the rules adopted by the Public Company Accounting Oversight Board. The Audit Committee has received the written disclosures and the letter from BKD, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding BKD, LLP's communications with the Audit Committee concerning independence. The Audit Committee has discussed with BKD, LLP their independence from the Company and our management. The Audit Committee reported its findings to our board of directors.

Based on the reviews and discussions described above, the Audit Committee recommended to our board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the SEC.

Ken Robold, Chairman

Steve Moore

Karen Saul

Agenia Clark

Nancy Falls

The Audit Committee's report shall not be deemed incorporated by reference by any general statement incorporating by reference this 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the information contained in the report by reference, and it shall not be deemed filed under such acts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company during the year ended December 31, 2015, or on written representations from certain reporting persons that no Forms 5 were required for those persons, all of the persons who were directors or executive officers of the Company during 2015, complied with all applicable Section 16(a) filing requirements during 2015.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

We provided no compensation to our directors for their service on our board of directors from our founding in 2006 through 2011. Commencing in 2012, we implemented the director compensation program that we currently have in effect. We provide each non-employee director an annual retainer of 1,000 shares of our restricted common stock. The shares of restricted common stock vest over a period of four years. If a director leaves the board or is not reelected, any unvested restricted common stock is forfeited. Director fees for meetings attended for 2015 were $500 per board meeting and $250 per committee meeting payable in cash or shares of common stock at the director’s election. These fees have remained unchanged for 2016. Our directors who are also our named executive officers do not receive fees or other compensation for their service as directors of our Company.

The following table sets forth information regarding 2015 compensation for our directors during 2015 who were not named executive officers of our company during 2015:

	Fees Earned
Name	Paid in Cash	Paid in Stock(1)	Stock Awards(2)	Total
David Anderson	$-	6,752	9,750	16,502
Agenia Clark	5,500	-	9,750	15,250
James Deutsch (3)	6,250	-	9,750	16,000
Marty Dickens	-	5,254	9,750	15,004
Pat Emery	-	6,259	9,750	16,009
Nancy Falls (4)	-	3,755	-	3,755
Joe Galante	-	4,742	9,750	14,492
David Ingram	-	6,259	9,750	16,009
Steve Moore	-	5,254	9,750	15,004
Ken Robold	-	5,747	9,750	15,497
Karen Saul	-	7,493	9,750	17,243
	$11,750	51,515	97,500	160,765

(1)	Assumes a market value of $17.63 per share on the grant date.
(2)	Assumes a market value of $9.75 per share on the grant date.
(3)	Mr. Deutsch was elected as a director in February 2015.
(4)	Ms. Falls was elected as a director in May 2015.

EXECUTIVE COMPENSATION

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our 10-K filings, including the requirement to include a specific form of Compensation Discussion and Analysis, as well as exemptions from the requirement to hold a non-binding advisory vote on executive compensation and the requirements to obtain shareholder approval of any golden parachute payments not previously approved. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. As an emerging growth company, we are permitted to limit reporting of compensation disclosure to our principal executive officer and our three other most highly compensated executive officers, which are referred to as our “named executive officers.”

The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our named executive officers in the future. We will continue to review, evaluate and modify our compensation framework to maintain a competitive total compensation package. As such, and as a result of our becoming a publicly traded company, the compensation program following this offering could vary from our historical practices.

Our named executive officers for 2015, which consist of our principal executive officer and the three other most highly compensated executive officers, are:

•	Ronald L. Samuels, Chairman of the Board and Chief Executive Officer;
•	G. Kent Cleaver, President and Chief Operating Officer;
•	Barbara J. Zipperian, Executive Vice President and Chief Financial Officer; and
•	E. Andrew Moats, Executive Vice President and Chief Credit Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to each of our named executive officers for 2015, 2014 and 2013.

Principal Position	Year	Salary	Cash Bonus	Stock Awards(1)	All Other Compensation(2)	Total
Ronald L. Samuels	2015	$375,950	160,723	109,502	45,651	691,826
Chairman and	2014	361,250	100,000	85,000	39,642	585,892
Chief Executive Officer	2013	350,000	50,000	106,335	42,094	548,429
G. Kent Cleaver	2015	306,750	109,016	60,002	32,384	508,152
President and	2014	291,250	80,000	85,000	28,845	485,095
Chief Operating Officer	2013	261,250	50,000	45,578	22,481	379,309
Barbara J. Zipperian	2015	204,500	51,287	40,004	8,558	304,349
Executive Vice President	2014	197,000	33,000	21,250	7,946	259,196
and Chief Financial Officer	2013	187,250	20,000	35,453	7,600	250,303
E. Andrew Moats	2015	204,500	50,800	40,004	3,569	298,873
Executive Vice President	2014	200,000	33,000	170,000	2,710	405,710
and Chief Credit Officer	2013	167,500	20,000	19,665	1,926	209,091

(1)

Represents the aggregate grant date fair value of restricted stock awards to Messrs. Samuels and Cleaver, Ms. Zipperian and Mr. Moats computed in accordance with FASB ASC Topic 718 based on a per share assumed market price of $7.50 for 2013 awards, $8.50 for 2014 awards and $9.75 for 2015 awards.

(2)	Consists of 401(k) match, supplemental long-term disability, auto allowance, club membership, and financial planning services.

Narrative Discussion of Summary Compensation Table

General. We have compensated our named executive officers through a combination of base salary, cash bonuses, equity incentive plan bonuses and other benefits including perquisites. Each of our named executive officers is also an officer of our bank and has substantial responsibilities in connection with the day-to-day operations of our bank. As a result, each named executive officer devotes a substantial majority of his or her business time to the operations of our bank, and the compensation he or she receives is paid largely to compensate that named executive officer for his or her services to our bank.

Base Salary. The base salaries of our named executive officers have been historically reviewed and set annually by our board of directors through the review and recommendations of our Compensation Committee as part of our performance review process as well as upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for our named executive officers, our Compensation Committee has relied on external market data obtained from outside sources and peer data provided by our external compensation consultant, the ChaseCompGroup. In addition to considering the information obtained from such sources, our Compensation Committee has considered:

•	each named executive officer’s scope of responsibility;
•	each named executive officer’s years of experience;
•	the types and amount of the elements of compensation to be paid to each named executive officer;
•

our financial performance and performance with respect to other aspects of our operations, such as our growth, asset quality, profitability and other matters, including the status of our relationship with the banking regulatory agencies; and

•	each named executive officer’s individual performance and contributions to our performance, including leadership, team work and community service.

Cash Bonuses. We typically have paid a cash bonus to named executive officers. Annual incentive awards are intended to recognize and reward those named executive officers who contribute meaningfully to our performance for the year. Our board of directors has, within its sole discretion, determined whether such bonuses will be paid for any year and the amount of any bonus paid. Our board of directors has not relied on any pre-established formula or specific performance measures to determine the amount of the bonuses paid, but our Compensation Committee does review external market data from information provided by the ChaseCompGroup in setting the amount of bonuses. In determining whether to pay cash bonuses to any named executive officer for any year and the amount of any cash bonus to be paid, our Compensation Committee and our board of directors have considered such factors as:

•	the personal performance of the executive officer and contributions to our performance for the year, including leadership, team work and community service;
•	the overall compensation level compared to peers; and
•	our financial performance, including, our growth, asset quality and profitability.

Annual Executive Incentive Plan. In 2015, our board of directors approved the Avenue Financial Holdings, Inc. Annual Executive Incentive Plan, or the Incentive Plan. Our board of directors believes that the adoption of the Incentive Plan is in the best interest of the company and its shareholders and is designed to more closely align the interests of executive management with those of our shareholders. The Incentive Plan provides for the grant of bonus awards to certain members of our executive management team with the awards being earned based on the attainment of one or more performance goals. These performance goals may include items such as return on average assets, organic asset growth, nonperforming assets, earnings per share, net interest margin, net loan growth, deposit growth, loan origination, and individual performance review. The specific goals and weighting of those goals are established by the compensation committee and tailored to different roles and responsibilities of the individual participants. Performance goals are measured at the end of the fiscal year and payment for any earned bonuses would be made promptly thereafter. At the discretion of the Compensation Committee, payment of any earned awards will be in the form of eighty percent (80%) cash and twenty percent (20%) shares of common stock to be issued pursuant to our 2012 Long Term Incentive Plan (2012 LTIP), valued at the time of payment and vesting one-half in 12 months and the remaining one-half in 24 months. The participant must remain an employee of the company to receive the vested shares. The first year of the Incentive Plan will be 2015. The Incentive Plan has an initial term of three years, subject to the ability of the Board to extend that term.

Stock Awards. The stock awards reflected in the table above all relate to shares of restricted stock issued pursuant to our 2012 LTIP adopted by our board of directors in 2012. The 2012 LTIP provides for the grant to employees of restricted common stock, which may not be transferred by the employee until the shares “vest” and the transfer restrictions lapse.

Benefits and Perquisites. The named executive officers are eligible to participate in the same benefit plans designed for all of our fulltime employees, including health, dental, vision, disability and basic group life insurance coverage. In addition, we provide supplemental disability benefits to Messrs. Samuels and Cleaver and Ms. Zipperian. We also provide our employees, including our named executive officers, with a 401(k) plan to assist them in planning for retirement and securing appropriate levels of income during retirement. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors. Except as set forth in the table above, none of the benefits or perquisites paid or provided to any of our named executive officers exceeded $25,000 in amount for 2015, 2014 or 2013.

Avenue Bank 401(k) Plan. The Avenue Bank 401(k) Plan, or the 401(k) Plan, is designed to provide retirement benefits to all eligible full-time and part-time employees. The 401(k) Plan provides employees the opportunity to save for retirement on a tax-favored basis. Our named executive officers, all of whom were eligible to participate in the 401(k) Plan during 2015, 2014 and 2013, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer from 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. For the year 2015 we matched 25% of an employee’s annual contribution to the 401(k) Plan up to a total contribution of 6% of the employee’s eligible salary. We make our matching contributions in cash, and that contribution is invested according to the employee’s current investment allocation. We made contributions to the accounts of our named executive officers’ accounts in the 401(k) plan in 2015, 2014 and 2013 in varying amounts depending on the amounts of the contributions made by our named executive officers to their respective 401(k) Plan accounts.

Health and Welfare Benefits. Our named executive officers are eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability coverage to all of our eligible employees. Pursuant to the terms of their employment agreements, Messrs. Samuels and Cleaver and Ms. Zipperian are entitled to life insurance in an amount equal to two times their respective base salary, subject to a maximum of $500,000, and a supplemental disability insurance policy equal to 80% of their respective base salary.

Insurance Premiums. Our bank maintains bank-owned life insurance policies with respect to each of our named executive officers. Although our bank is the named beneficiary of each of those policies, we have agreed with each of those named executive officers that if the officer dies while employed by our bank, we will pay such named executive officer’s estate $100,000 out of the benefits our bank receives under such policy.

Perquisites. We provide certain of our named executive officers with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Our compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based on these periodic reviews, perquisites are awarded or adjusted on an individual basis. The perquisites received by our named executive officers in 2015, 2014 and 2013 included automobile allowances, financial planning services, and health/country club memberships.

Outstanding Equity Awards at Fiscal Year End

Equity Incentive Plans

2007 Stock Option Plan (2007 Plan). We maintain the 2007 Plan as a means of providing employees, directors, consultants and other persons eligible to participate under the 2007 Plan with stock options or other awards, including stock appreciation rights. We currently have 361,500 shares of our common stock reserved for awards under the 2007 Plan. As of March 25, 2016, 225,639 stock options were outstanding under the 2007 Plan, 214,250 of which were presently exercisable, and 66,203 restricted stock awards had been issued under the 2007 Plan. All of the options outstanding under the 2007 Plan have an exercise price of $10.00 per share. Under the 2007 Plan, as of March 25, 2016, no shares remain available for issuance to eligible participants.

The 2007 Plan provides for the grant of incentive stock options and non-qualified stock options. Under the 2007 Plan the exercise price of any options (except substitute awards for options issued in connection with assumption of outstanding options from an acquired company) may not be less than the fair market value of the shares with respect to which the options are granted on the date of grant. The maximum term of each option is ten years. The times at which each option will be exercisable and provisions requiring forfeiture of unexercised options at or following termination of employment or upon the occurrence of other events generally are fixed by our Compensation Committee. Options may be exercised by payment of the exercise price in cash or cash equivalents or, at the discretion of our Compensation Committee, using shares having a fair market value equal to the exercise price. Under the 2007 Plan, we are required to adjust the number of shares subject to the plan upon the occurrence of certain specified corporate events such as a stock split, reorganization, merger, repurchase or exchange of shares. The 2007 Plan is administered by our Compensation Committee which is authorized to select participants, determine the type and number of awards to be granted and the number of shares to which awards will relate, specify times at which awards will be exercisable, prescribe the forms of award agreements, establish and interpret performance goals and make all other determinations which may be necessary or advisable for the administration of the 2007 Plan. Our Compensation Committee may specify in the applicable award agreement at or after grant, or otherwise, by resolutions prior to a change in control, as defined in the 2007 Plan, that all or a portion of the outstanding awards shall vest, become immediately exercisable or payable and have all restrictions lifted upon a change in control. Our board of directors may amend, alter, suspend, or terminate the 2007 Plan at any time, without shareholder approval, unless such shareholder approval is necessary to comply with any tax or regulatory requirement as to which the board deemed it necessary to comply.

Long-Term Incentive Plan. Our board of directors adopted the 2012 LTIP which permits the grant of restricted common stock to employees. Under the 2012 LTIP Plan, we may issue shares of our common stock. The transfer of these shares is restricted such that the employee cannot transfer the shares until the shares “vest” and the transfer restrictions lapse. The purpose of the plan is to encourage and motivate key employees to contribute to our successful performance and to promote the growth of the value of our common stock, by aligning this portion of our executive compensation program with our common stock value. The 2012 LTIP provides participants with an ownership interest in our common stock and thus achieves a unity of purpose between employees and shareholders. The 2012 LTIP also helps retain key employees.

The 2012 LTIP is administered by our Compensation Committee. In order to be eligible for participation in the 2012 LTIP, an individual must be one of our full-time employees of our bank and must be identified by our Compensation Committee as an employee who is in a position to contribute to our long-term success. In determining awards under the 2012 LTIP, the Compensation Committee takes into account the nature of the services rendered by the eligible employees, their present and potential contributions to our success, and such other factors as the Compensation Committee deems relevant.

A total of 383,853 shares of our common stock is available for grant under the 2012 LTIP. In the event the outstanding shares of our common stock are increased, decreased, changed into or exchanged for a different number or kind of securities as a result of a stock split, reverse stock split, stock dividend, recapitalization, merger, share exchange, acquisition, combination, or reclassification, then appropriate proportionate adjustments will be made in the aggregate number or kind of shares of stock that may be issued under the 2012 LTIP. At March 25, 2016, 158,898 shares of restricted stock had been issued and were outstanding pursuant to the 2012 LTIP, leaving 224,955 shares available for issuance to eligible participants.

Each issuance of restricted stock is evidenced by a restricted stock grant agreement between us and the employee. The grant agreement sets forth the terms and conditions of the restrictions on the shares, including the vesting schedule, if any. All named executive officers are eligible and participate currently in the 2012 LTIP.

2012 Restricted Stock Plan for Non-Employee Directors (2012 Director Plan). Our board of directors adopted the 2012 Director Plan which permits the grant of restricted shares of our common stock to non-employee directors. The purpose of the 2012 Director Plan is to encourage non-employee directors to become owners of our common stock and increase their incentive for enhancing shareholder value. The plan also seeks to motivate, retain and attract those highly competent individuals upon whose judgment, initiative, leadership and continued efforts our success in large measure depends.

The 2012 Director Plan is administered by our Compensation Committee, and any of our directors who is not employed by us or any of our subsidiaries at the time of the grant shall be eligible to participate. Restricted stock awards to any eligible director shall be granted as determined by the Compensation Committee in connection with such eligible director serving as a member of our board of directors or the board of directors of any of our subsidiaries or any committee thereof. In lieu of receiving cash compensation for meeting fees an eligible director may elect to receive restricted shares of common stock issued under the 2012 Director Plan.

A total of 100,000 shares of our common stock is available for grant under the 2012 Director Plan. The aggregate number of shares of common stock issuable under the 2012 Director Plan at any time shall equal only the number of shares actually issued pursuant to all outstanding awards and shall not count any shares returned to us upon cancellation, expiration or forfeiture of any award or delivered (either actually or by attestation) in payment or satisfaction of the tax obligation of any award. At March 25, 2016, 48,750 shares of restricted stock had been issued and were outstanding pursuant to the 2012 Director Plan, leaving 51,250 shares available for issuance to eligible directors.

Outstanding Equity Awards at 2015 Fiscal Year end

The following table provides information regarding outstanding unvested stock awards held by the named executive officers as of December 31, 2015 based on an assumed market value of $7.50 per share on the 2013 grant dates, $8.50 on grants in 2014 and $9.75 for the 2015 grants.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units that have not Vested (#) (1)	Market Value of Shares or Units of Stock that have not Vested ($)
Ronald L. Samuels	1/22/2013	-	-	-	-	7,088	53,160
	1/21/2014	-	-	-	-	5,000	42,500
	1/20/2015	-	-	-	-	11,231	109,502
G. Kent Cleaver	8/24/2007	54,000	-	10.00	8/24/2017	-	-
	1/22/2013	-	-	-	-	3,039	22,793
	1/21/2014	-	-	-	-	5,000	42,500
	1/20/2015	-	-	-	-	6,154	60,002
Barbara J. Zipperian	8/24/2007	26,000	-	10.00	8/24/2017	-	-
	1/22/2013	-	-	-	-	2,363	17,723
	1/20/2015	-	-	-	-	4,103	40,004
E. Andrew Moats	9/17/2007	10,000	-	10.00	9/17/2017	-	-
	1/22/2013	-	-	-	-	1,310	9,825
	1/1/2014	-	-	-	-	10,000	85,000
	1/20/2015	-	-	-	-	4,103	40,004

(1)All unvested stock awards vest equally over a four year period from the grant date.

Employment Agreements

We have employment agreements with each of our named executive officers. The employment agreements provide that the executives remain employed by us until either we or the executive terminates the employment agreement. Both parties have the right to terminate the employment agreements at any time, with or without “cause,” as defined in the employment agreements. The employment agreements specify each executive’s base salary and eligibility to participate in certain benefits programs. Our employment agreements with Messrs. Samuels and Cleaver also provide that we will take such steps as may be necessary to cause such executive to be nominated as a member of our board of directors for so long as such executive is employed pursuant to his employment agreement.

Potential Payments upon Termination or Change of Ownership. Our employment agreements with our named executive officers provide for certain severance payments to be made in connection with the termination of employment in certain circumstances. If we terminate the employment agreements without “cause,” as defined in the employment agreement, or if the executive terminates the employment agreement with “cause,” as defined in the employment agreement, then the executive is entitled to a severance payment equal to 24 months of continued payment of his or her base salary and benefits. If the executive’s employment is terminated by us without “cause” or by the executive for “cause” within 18 months after a “change of ownership,” as defined in the employment agreement, then the executive is entitled to a lump sum severance payment equal to 35 months of base salary and benefits. However, with respect to a termination that occurs in connection with a “change of ownership,” the payments are subject to reduction if the severance benefit, whether alone or in conjunction with other payments or benefits that are contingent on a change or ownership, create an “excess parachute payment” within the meaning of Section 280G of the Code. For each executive, payment of severance benefits is also contingent upon the execution of a release of claims against us and our bank.

Confidentiality and Restrictive Covenants. Under the employment agreements, the executives agree to maintain the confidentiality of non-public information and trade secrets learned during the course of employment and further agree that we maintain ownership over their work product. In addition, during their employment and for a specified period following termination of employment, the executives are subject to restrictive covenants relating to their ability to (i) solicit our customers for or on behalf of a competing business, (ii) solicit employees of us or our bank for another business, or (iii) engage in a competing business in the Nashville MSA. The term of the restrictive covenants are 24 months after termination of employment, but we have the right to elect to extend such term to 36 months if we elect to pay an additional 12 months of severance to the executive at the time his or her employment is terminated.

Supplemental Executive Retirement Plan

As an inducement to attract our founders and executive officers, we entered into supplemental executive retirement agreements with Messrs. Samuels and Cleaver and Ms. Zipperian. Under the agreements, upon separation from service on or after reaching age 65, whichever is later, annual benefits shall be distributed to the executive for the greater of (i) 15 years, or (ii) the executive’s lifetime, at an amount equal to 60% of the average base salary for the 60 full months immediately preceding separation from service. These benefits were fully vested effective October 31, 2011. The estimated present value of future benefits to be paid under this plan is being accrued over the respective service periods, with regards to the vesting period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2007 Plan	312,613	8.49	-
Equity compensation plans not approved by security holders:
2012 LTIP	133,503	-	221,558
2012 Director Plan	23,500	-	62,250

The following table sets forth information as of March 25, 2016 regarding the beneficial ownership of our common stock for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named directors and director nominees;
•	each of our executive officers who are not directors; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each beneficial owner identified in the table possesses sole voting and investment power over all our common stock shown as beneficially owned by the beneficial owner.

The percentage of beneficial ownership is based on 10,357,750 shares of our common stock outstanding as of March 25, 2016.

Unless otherwise noted, the address for each shareholder listed in the table below is: c/o Avenue Financial Holdings, Inc., 111 10th Avenue South, Suite 400, Nashville, TN 37203.

		Shares Beneficially Owned
Name:		Number of Shares	Percentage of Shares
Greater than 5% shareholders
Patriot Financial Partners II, L.P Cira Centre 2929 Arch Street, 27th Floor Philadelphia, PA 19104	(1)	758,947	7.33%
Patriot Financial Partners Parallel II, L.P Cira Centre 2929 Arch Street, 27th Floor Philadelphia, PA 19104	(1)	88,553	0.85
Steven R. Gerbel and Brown Trout Management, LLC 311 South Wacker Drive, Suite 6025 Chicago, IL 60606	(2)	520,879	5.03
Directors
David G. Anderson		25,501	0.25
Patrick G. Emery		22,815	0.22
Agenia Clark		18,789	0.18
G. Kent Cleaver	(3)	209,107	2.02
James F. Deutsch	(4)	848,500	8.19
Marty Dickens		49,414	0.48
Nancy Falls		6,213	0.06
Joseph C. Galante		41,515	0.40
David Ingram	(5)	531,200	5.13
Steve Moore		29,614	0.29
Ken Robold		17,359	0.17
Ronald L. Samuels		204,443	1.97
Karen Saul		62,863	0.61

Executive Officers Who Are Not Directors
Barbara J. Zipperian	(3)	106,242	1.03
E. Andrew Moats	(3)	37,475	0.36

Directors and Executive Officers as a Group (15 persons)	(3)	2,211,050	21.16%

(1)	Based on Schedule 13G filed February 24, 2015 and subsequent discussions with Patriot Financial Partners.

(2)	Based on Schedule 13G filed February 8, 2016.

(3)

Amounts and percentages include exercise of stock options granted to Mr. Cleaver, Ms. Zipperian and Mr. Moats, who have been granted stock options for 54,000, 26,000, and 10,000, respectively. All of the options are exercisable.

(4)

Includes shares held by Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. Mr. Deutsch is a member of the investment committees which make investment decisions on behalf of both entities.

(5)	Includes 380,000 shares held in a trust for the benefit of Mr. Ingram’s children, as to which Mr. Ingram’s wife serves as trustee. Mr. Ingram disclaims beneficial ownership of such shares.
ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2015, and each proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees) had or will have a direct or indirect material interest.

Our bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of our bank’s business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us and do not involve more than the normal risk of collectability or present other unfavorable features.

Policies and Procedures Regarding Related Party Transactions

Transactions by our bank or us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by our bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by our bank to its executive officers, directors, and principal shareholders). We have adopted policies to comply with these regulatory requirements and restrictions.

Our board of directors has adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the NASDAQ Stock Market concerning related party transactions. Related party transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Our related parties include our directors (including nominees for election as directors), executive officers, 5% shareholders and the immediate family members of these persons. Our Chief Financial Officer, in consultation with management and outside counsel, as appropriate, will review potential related party transactions to determine if they are subject to the policy. If so, the transaction will be referred to our Corporate Governance and Nominations Committee for approval. In determining whether to approve a related party transaction, our Corporate Governance and Nominations Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies. Upon completion of this offering, our Related Party Transactions Policy will be available on our website at www.avenuenashville.com, as an annex to our Corporate Governance Guidelines.

 Corporate Governance Agreement

On January 16, 2015, we entered into a corporate governance agreement with Patriot Financial Partners II, L.P., or Patriot, for whom our director James F. Deutsch serves as Managing Partner. Under the corporate governance agreement, we agreed to appoint Mr. Deutsch to the board of directors, to cause Mr. Deutsch to be nominated and recommended to the shareholders for election to the board of directors when his term expires, and to request that each then-current director vote to elect Mr. Deutsch to additional terms as director. We further agreed, in the event of Mr. Deutsch’s death, disability, resignation or removal, to cause an individual designated by Patriot to be appointed or elected to the board of directors to replace Mr. Deutsch. Patriot’s rights under the corporate governance agreement will terminate at such time that Patriot beneficially owns less than 75.0% of the shares that it beneficially own following our initial public offering in February 2015. While the corporate governance agreement remains in effect, Patriot may not seek other representation on the board of directors, make efforts to acquire us, either individually or in combination with other parties, or submit shareholder proposals pursuant to Rule 14a-8 under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (KPMG) served as the Company’s independent registered public accounting firm since 2010 and served as such for fiscal 2014. The Audit Committee determined that it is in the best interests of the Company and its shareholders to put the Company’s audit services through a Request for Proposal process for fiscal 2015.  As a result of this process, on June 4, 2015 the Committee approved the appointment of BKD, LLP (BKD) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015. This action effectively dismissed KPMG as the Company’s independent registered public accounting firm as of June 4, 2015.

Audit and Related Fees

For the years ended December 31, 2014 and December 31, 2015, KPMG and BKD billed the Company for the following services:

	2014	2015
Audit fees (1)	$280,000	$185,000
Audit-Related fees (2)	527,000	372,825
Tax fees (3)	-	-
All other fees	2,628	60,249

(1)	Audit fees include fees for professional services performed by KPMG and BKD for the audit of the Company's consolidated financial statements.
(2)	Audit-Related fees include fees for audit-related tax services, audits of subsidiaries and other attestation services.
(3)	Tax fees consist of tax advice, planning and consulting services.

Pre-Approval Policy

Our Audit Committee charter requires the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent auditors.  The independent auditors provide the Audit Committee with an annual engagement letter outlining the scope of the audit and permissible non-audit services proposed for the fiscal year, along with a fee proposal.  The scope and fee proposed is reviewed by the full Audit Committee and, once approved, the services outlined in the engagement letter will have specific approval.  All other audit and non-audit services that have not been approved in connection with the independent auditor’s engagement letter for the applicable year must be specifically pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, financial statements and financial statement schedules are furnished under Item 8. Financial Statements and Supplementary Data as a part of this report:

1.	Financial Statements
(i)	Report of Independent Registered Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2015
(iii)	Consolidated Statements of Income for the three years ended December 31, 2015
(iv)	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015
(v)	Consolidated Statements of Changes in Stockholders Equity for the three years ended December 31, 2015
(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2015
(vii)	Notes to Consolidated financial statements
2.

Financial Statement Schedules. [All schedules have been omitted since the required information is either not applicable or is disclosed in the consolidated financial statements or related notes to such financial statements.]

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated January 28, 2016, by and between Pinnacle Financial Partners, Inc. and Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filled on January 29, 2016)

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

10.12	Form of Avenue Financial Holdings Inc. Fixed/Floating Rate Subordinated Note, due 2024 (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed on January 9, 2015)

21.1	Subsidiaries of Avenue Financial Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our registration statement on Form S-1 filed on January 9, 2015)

Exhibit Number	Description

23.1	Consent of KPMG LLP, independent registered accounting firm.

23.2	Consent of BKD, LLP, independent registered accounting firm.

31.1	Rule 13e-14(a) Certification of the Chief Executive Officer

31.2	Rule 13e-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

March 29, 2016

AVENUE FINANCIAL HOLDINGS, INC

	By:	/s/ Barbara Zipperian

	Its:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Samuels
Ronald L. Samuels	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2016

/s/ Barbara Zipperian
Barbara Zipperian	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2016

/s/ G. Kent Cleaver
G. Kent Cleaver	President, Director and Chief Operating Officer	March 29, 2016

/s/ Marty Dickens
Marty Dickens	Director	March 29, 2016

/s/ David G. Anderson
David G. Anderson	Director	March 29, 2016

/s/ Agenia Clark
Agenia Clark	Director	March 29, 2016

/s/ Joseph C. Galante
Joseph C. Galante	Director	March 29, 2016

/s/ Steve Moore
Steve Moore	Director	March 29, 2016

/s/ David Ingram
David Ingram	Director	March 29, 2016

/s/ Ken Robold
Ken Robold	Director	March 29, 2016

/s/ Patrick G. Emery
Patrick G. Emery	Director	March 29, 2016

/s/ Karen Saul
Karen Saul	Director	March 29, 2016

/s/ James F. Deutsch
James F. Deutsch	Director	March 29, 2016
/s/ Nancy Falls
Nancy Falls	Director	March 29, 2016