Form 10-Q
period 2016-03-31
Avenue Financial Holdings, Inc.
filed 2016-05-10
CIK 1616297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 5, 2016, Avenue Financial Holdings, Inc., had 10,419,888 shares of common stock outstanding.

AVENUE FINANCIAL HOLDINGS, INC.

REPORT ON FORM 10-Q

March 31, 2016

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

You should not place undue reliance on any forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•

the ability of Avenue Financial Holdings, Inc. (the Company) and Pinnacle Financial Partners, Inc., (Pinnacle) to consummate the transaction or satisfy the conditions to the completion of the Merger described under the heading “Significant Recent Development” contained in Part I, Item 1 “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015;

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART 1. FINANCIAL INFORMATION

ITEM 1.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$24,671	34,479
Federal funds sold	1,220	675
Cash and cash equivalents	25,891	35,154
Interest-bearing time deposits in banks	216	216
Securities available-for-sale, at fair value	163,215	209,574
Securities held-to-maturity (fair value of $11,981 and $11,964 as of March 31, 2016 and December 31, 2015, respectively)	11,913	11,937
Mortgage loans held-for-sale	4,583	19,441
Loans, net of deferred fees	957,517	845,821
Less allowance for loan losses	(10,889)	(10,061)
Net loans	946,628	835,760
Accrued interest receivable	2,654	2,778
Federal Home Loan Bank stock, at cost	3,320	3,320
Premises and equipment, net	7,368	7,659
Other real estate owned	240	508
Deferred tax assets	7,852	9,021
Cash surrender value of company owned life insurance	25,925	25,740
Goodwill	2,966	2,966
Other assets	2,433	1,380
Total assets	$1,205,204	1,165,454
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$231,103	245,338
Interest-bearing demand deposits	77,976	77,271
Savings and money market accounts	479,487	520,342
Time	177,930	126,652
Total deposits	966,496	969,603
Accrued interest payable	563	521
Federal funds purchased	3,001	-
Federal Home Loan Bank advances	105,500	68,000
Subordinated debt	19,628	19,617
Other liabilities	11,506	13,299
Total liabilities	1,106,694	1,071,040
Commitments and Contingent Liabilities
Stockholders’ equity:
Common Stock, no par value. Authorized 100,000,000 shares: issued and outstanding 10,354,750 and 10,306,055 shares at March 31, 2016 and December 31, 2015, respectively	91,817	90,884
Additional paid-in-capital	1,074	1,209
Accumulated profit	6,365	4,952
Accumulated other comprehensive loss	(746)	(2,631)
Total stockholders’ equity	98,510	94,414
Total liabilities and stockholders’ equity	$1,205,204	1,165,454

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income:
Loans, including fees	$9,369	7,670
Taxable securities	951	919
Tax-exempt securities	298	216
Federal Funds sold and other	35	30
Total interest and dividend income	10,653	8,835
Interest expense:
Deposits	1,036	761
Subordinated debt	348	348
Obligation under capital lease agreement	71	73
Other borrowings	187	160
Total interest expense	1,642	1,342
Net interest income	9,011	7,493
Provision for loan losses	774	154
Net interest income after provision for loan losses	8,237	7,339
Noninterest income:
Customer service fees	751	672
Mortgage banking income from sales, net of commissions	300	205
Increase in cash surrender value of life insurance	185	143
Net gain on sales of bulk mortgage loans	256	236
Net gain on sale of Small Business Administration loans	189	-
Net gain on sale of available-for-sale securities	228	-
Total noninterest income	1,909	1,256
Noninterest expenses:
Salaries and employee benefits	4,409	3,914
Equipment and occupancy	762	774
Data processing	369	428
Advertising, promotion, and public relations	199	183
Legal and accounting	421	276
Merger related expenses	801	-
FDIC insurance and other regulatory assessments	214	192
Other real estate expense (income)	3	(40)
Other expenses	829	681
Total noninterest expenses	8,007	6,408
Income before taxes	2,139	2,187
Income tax expense	726	733
Net income	1,413	1,454
Preferred stock dividends	-	(32)
Net income available to common stockholders	$1,413	1,422

Per share information:
Basic net income per common share available to common stockholders	$0.14	0.15
Diluted net income per common share available to common stockholders	$0.14	0.15
Weighted average common shares outstanding:
Basic	10,152,331	9,319,312
Diluted	10,340,515	9,435,365

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Net income	$1,413	1,454
Other comprehensive income, after tax:
Unrealized appreciation for the period on available-for-sale securities	2,917	2,483
Tax expense	(992)	(844)
Change in net gains on securities available-for-sale	1,925	1,639

Change in fair value of derivative instruments for the period	(312)	(828)
Tax benefit	120	317
Change in cash flow hedge	(192)	(511)

Loss realized on termination of cash flow hedge	18	-
Tax expense	(7)	-
Net loss on termination of cash flow hedge reclassified out of other comprehensive income	11	-

Gain on sale of available-for-sale securities	228	-
Tax expense	(87)	-
Net gains on sale of investment securities reclassified out of other comprehensive income	141	-
Total other comprehensive income, after tax	1,885	1,128
Comprehensive income	$3,298	2,582

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional paid-in-capital	Accumulated profit	Accumulated other comprehensive income (loss)	Total
	(Dollars in Thousands)
Balances, December 31, 2015	10,306,055	$90,884	1,209	4,952	(2,631)	94,414
Stock based compensation expense	-	-	298	-	-	298
Issuance of common stock	2,922	52	-	-	-	52
Exercise of employee common stock options and related tax benefits	45,000	450	-	-	-	450
Issuance of restricted shares, net of forfeitures	945	-	-	-	-	-
Reclassification of restricted shares vested	-	431	(431)	-	-	-
Restricted shares withheld for taxes	(172)	-	(2)	-	-	(2)
Net income	-	-	-	1,413	-	1,413
Other comprehensive income	-	-	-	-	1,885	1,885
Balances, March 31, 2016	10,354,750	$91,817	1,074	6,365	(746)	98,510

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Operating activities:
Net income	$1,413	1,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	774	154
Net amortization of securities	154	225
Amortization of deferred loan fees and cost	38	(44)
Stock-based compensation expense	298	173
Supplemental executive retirement plan expense	84	78
Deferred tax benefit (expense)	218	(36)
Increase in cash surrender value of life insurance contracts	(185)	(143)
Depreciation and amortization of premises and equipment	268	303
Gain on sale of available-for-sale securities	(228)	-
(Gain) loss on other real estate owned	3	(40)
Gain on mortgage banking income from sales, net	(300)	(205)
Gain on sales of bulk mortgage loans	(256)	(236)
Gain on sales of Small Business Administration loans	(189)	-
Mortgage loans held-for-sale:
Loans originated	(24,028)	(47,806)
Loans sold	25,202	36,568
Decrease in accrued interest receivable	124	72
(Increase) decrease in other assets	(1,053)	906
Increase in accrued interest payable	42	369
Decrease in other liabilities	(1,301)	(1,387)
Net cash provided by (used in) operating activities	1,078	(9,595)
Investing activities:
Net change in interest-bearing time deposits in banks	-	(4)
Activity in available-for-sale securities:
Sales	41,212	-
Maturities, prepayments and calls	8,357	6,906
Purchases	-	(2,658)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	18	-
Purchases of Federal Home Loan Bank Stock	-	(396)
Purchases of premises and equipment, net of effects from disposals	(802)	(90)
Proceeds from sale of other real estate owned	265	609
Proceeds from sale of mortgage loans initially held-for-investment	9,445	10,028
Increase in loans, net of collections	(106,696)	(26,900)
Net cash used in investing activities	(48,201)	(12,505)

See accompanying notes to condensed consolidated financial statements (unaudited)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	$(3,107)	12,713
Net change in federal funds purchased	3,001	(1,769)
Proceeds from Federal Home Loan Bank advances	96,500	58,300
Payments on Federal Home Loan Bank advances	(59,000)	(29,300)
Principal payments of capital lease obligation	(34)	(31)
Issuance and exercise of employee options of common stock	500	14,541
Redemption of preferred stock	-	(18,950)
Preferred stock dividends	-	(32)
Net cash provided by financing activities	37,860	35,472
Net increase (decrease) in cash and cash equivalents	(9,263)	13,372
Cash and cash equivalents, beginning of period	35,154	17,765
Cash and cash equivalents, end of period	$25,891	31,137

Supplemental cash flow information:
Cash paid for interest	$1,600	973
Cash paid for income taxes	1,500	950
Loans transferred to mortgage loans held-for-sale	-	5,455
Loans transferred to mortgage loans held-for-investment	4,795	859

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair representation have been included. The results of operations and other data for the three months ended March 31, 2016, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2016.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, the accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s consolidated financial statements and related notes appearing in the 2015 Annual Report previously filed on Form 10-K.  The consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It was effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 on June 30, 2015 at which time the Company reclassified approximately $404,000 of debt issuance costs associated with the Company's subordinated debt from other assets to subordinated debt on the Consolidated Balance Sheet. A reclassification was also applied retrospectively to each prior period presented.

In June 2014, the FASB issued ASU No. 2014-12 Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company adopted ASU 2014-12 on January 1, 2016 and it did not have a material impact on its accounting and disclosures.

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

Basic net income per common share available to common stockholders is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income per common share available to common stockholders excludes any common stock options or restricted share awards agreements whose exercise would be antidilutive. Typically the difference between basic and diluted weighted average shares outstanding is attributable to common stock options and restricted share awards. For the three months ended March 31, 2016 and 2015, there were no antidilutive stock options calculated under the treasury stock method as the strike price for an option was above the fair market value of a common share.  The Company also calculated earnings per common share using the two-class method and determined that there was no material impact for the three months ended March 31, 2016 and 2015.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the basic and diluted earnings per common share calculation for each of the three months ended March 31, 2016 and 2015:

	At or for the Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands, Except Share Data)
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$1,413	1,422

Denominator – Weighted average common shares outstanding	10,152,331	9,319,312
Basic net income per common share available to common stockholders	$0.14	0.15

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	1,413	1,422

Denominator – Average common shares outstanding	10,152,331	9,319,312
Average diluted common shares outstanding	188,184	116,053
Weighted average common shares outstanding	10,340,515	9,435,365
Diluted net income per common share available to common stockholders	$0.14	0.15

(g)	Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on net income.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(h)	Revisions

In 2015, management evaluated all operating leases to prepare for the upcoming accounting pronouncement ASU 2016-2.  The discount rate initially selected to calculate the present value of the minimum lease payments related to the lease for the Green Hill Branch was not the incremental borrowing rate.  It was determined that the incremental borrowing rate of 5.59% at lease inception was more appropriate.  Due to this change the present value of lease payments exceeded 90% of the fair value of the building at inception of the lease, resulting in capital lease classification rather than operating lease classification, as previously reflected in the Company’s consolidated financial statements.  The Company assessed the materiality of the capital lease classification on its financial statements for previously issued financial statements in accordance with SEC’s Staff Accounting Bulletin (SAB) No. 99 and concluded that the impact of the adjustments was not  material to its financial statements had the errors been corrected for prior period financial statements.  Accordingly, the March 31, 2015 consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows were revised to correct the change in presentation.  The change in presentation for the lease resulted in a decrease in net income of $4,000 as of March 31, 2015.

The effects of the necessary adjustments and related tax impact on the Company's consolidated financial statements for the three months ended March 31, 2015 are detailed in the following tables:

	March 31, 2015
	As Previously Reported	Revision	As Revised
	(Dollars in Thousands, Except Per Share Data)
Condensed Consolidated Statement of Income
Obligation under capital lease agreement	$-	73	73
Total interest expense	1,269	73	1,342
Net interest income	7,566	73	7,493
Net interest income after provision for loan losses	7,412	73	7,339

Equipment and occupancy	840	(66)	774
Total noninterest expenses	6,474	(66)	6,408

Income before taxes	2,194	(7)	2,187
Income tax expense	736	(3)	733

Net income	1,458	(4)	1,454
Net income available to common stockholders	1,426	(4)	1,422
Earnings per share-basic	0.15	-	0.15
Earnings per share-diluted	0.15	-	0.15

Condensed Consolidated Statement of Comprehensive Income
Net income	$1,458	(4)	1,454
Comprehensive income	2,586	(4)	2,582

Condensed Consolidated Statement of Cash Flows
Net income	$1,458	(4)	1,454
Deferred tax expense	(33)	(3)	(36)
Depreciation and amortization of premises and equipment	247	56	303
Decrease in other liabilities	(1,369)	(18)	(1,387)
Principal payments of capital lease obligation	-	(31)	(31)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$15,062	58	-	15,120
State and municipal securities	44,417	1,334	4	45,747
Corporate notes	12,633	137	10	12,760
Mortgage-backed securities	89,320	710	442	89,588
	$161,432	2,239	456	163,215
Securities held-to-maturity:
State and municipal securities	$8,206	48	-	8,254
Mortgage-backed securities	3,707	20	-	3,727
	$11,913	68	-	11,981

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available-for-sale:
U.S. government agency securities	$41,340	128	642	40,826
State and municipal securities	46,830	964	58	47,736
Corporate notes	12,658	-	71	12,587
Mortgage-backed securities	110,093	335	2,003	108,425
	$210,921	1,427	2,774	209,574
Securities held-to-maturity:
State and municipal securities	$8,208	64	-	8,272
Mortgage-backed securities	3,729	-	37	3,692
	$11,937	64	37	11,964

Gross realized gains and losses from security sales for the three months ended March 31, 2016 and 2015 are as follows:

	At or for the Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Gross realized gains	$279	-
Gross realized losses	(51)	-

Realized gains and losses from securities sales are recognized in the consolidated statements of income upon disposition of the securities using the specific identification method on a trade date basis.  Proceeds from sales totaled $41.2 million for the three months ended March 31, 2016.  There were no sales for the three months ended March 31, 2015.

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

The amortized cost and estimated fair value of securities at March 31, 2016, by contractual maturity, are shown below:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,829	1,833	-	-
Due in one year to five years	17,083	17,345	-	-
Due in five years to ten years	26,506	27,078	1,503	1,527
Due after ten years	26,694	27,371	6,703	6,727
Mortgage-backed securities	89,320	89,588	3,707	3,727
	$161,432	163,215	11,913	11,981

Securities with an amortized cost of $25.9 million and $24.7 million and fair value of $25.8 million and $24.5 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

Security fair values are established by an independent pricing service as of the approximate dates indicated. The difference between book value and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates.

At March 31, 2016 and December 31, 2015, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of stockholders’ equity.

Securities available-for-sale and held-to-maturity with unrealized losses as of March 31, 2016 and December 31, 2015, and the length of time they have been in continuous loss positions were as follows:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss 12 months or longer		Total Investments with an Unrealized Loss
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
As of March 31, 2016
Securities available-for-sale:
State and municipal securities	$303	(2)	538	(2)	841	(4)
Corporate notes	4,290	(10)	-	-	4,290	(10)
Mortgage-backed securities	-	-	42,335	(442)	42,335	(442)
Total temporarily impaired	$4,593	(12)	42,873	(444)	47,466	(456)

As of December 31, 2015
Securities available-for-sale:
U.S. government agencies	$14,384	(534)	4,892	(108)	19,276	(642)
State and municipal securities	3,630	(14)	1,962	(44)	5,592	(58)
Corporate notes	12,587	(71)	-	-	12,587	(71)
Mortgage-backed securities	36,295	(397)	54,279	(1,606)	90,574	(2,003)
Total temporarily impaired	$66,896	(1,016)	61,133	(1,758)	128,029	(2,774)

Securities held-to-maturity:
Mortgage-backed securities	$3,692	(37)	-	-	3,692	(37)

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As noted in the table above, at March 31, 2016, the Bank had unrealized losses of $456,000 on $47.5 million of available-for-sale and held-to-maturity securities. The Bank does not consider these securities to be other-than-temporarily impaired. Unrealized losses on securities issued by states and political subdivisions in the U.S., U.S. government agency securities, and mortgage backed securities have not been recognized into income because the securities are backed by the U.S. government, its agencies, or political subdivisions for municipal bonds and management has the intent and ability to hold these securities until maturity. For corporate bonds with unrealized losses, the Bank currently does not intend to sell these securities and it is more likely than not that the Bank will have the intent and ability to hold these securities to recovery of their amortized cost.  The decline in value of these securities is primarily attributable to interest rates and not credit losses.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the balance of loans outstanding by segment and class as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In Thousands)
Residential real estate:
Mortgage	$137,884	123,478
Multi-family	10,378	10,048
Commercial and industrial	357,061	312,382
Commercial real estate	317,095	282,698
Construction and land development	120,128	105,886
Consumer	15,125	11,796
Other	1,150	799
Total loans	958,821	847,087
Net deferred loan origination costs and fees	(1,304)	(1,266)
Less allowance for loan losses	(10,889)	(10,061)
Net loans	$946,628	835,760

•	Asset Quality

Commercial loans are assigned risk ratings by the lender that are subject to validation by a third party loan reviewer or the Bank’s internal credit committee. Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful. As of March 31, 2016, approximately 70% of the loan portfolio was classified as a commercial loan type and was specifically assigned a pass risk rating. Pass rated loans include all loans other than those included in special mention, substandard, non-accrual and doubtful, which are defined as follows:

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loan balances (recorded investment) by segment as well as risk rating category as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
March 31, 2016
Residential real estate:
Mortgage	$136,962	-	766	156	-	137,884
Multi-family	10,378	-	-	-	-	10,378
Commercial and industrial	356,713	-	248	100	-	357,061
Commercial real estate	316,943	-	-	152	-	317,095
Construction and land development	119,715	-	413	-	-	120,128
Consumer	15,008	-	92	25	-	15,125
Other	1,150	-	-	-	-	1,150
	$956,869	-	1,519	433	-	958,821

	Pass	Special Mention	Substandard	Non-accrual	Doubtful	Total
	Grade 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Loans
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$122,497	-	737	244	-	123,478
Multi-family	10,048	-	-	-	-	10,048
Commercial and industrial	311,944	-	310	128	-	312,382
Commercial real estate	282,546	-	-	152	-	282,698
Construction and land development	105,462	-	424	-	-	105,886
Consumer	11,770	-	-	26	-	11,796
Other	799	-	-	-	-	799
	$845,066	-	1,471	550	-	847,087

(b)	Impaired Loans

As of March 31, 2016 and December 31, 2015, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit such as lack of collateral or limited cash flow. The principal balance of these impaired loans amounted to $1.2 million as of March 31, 2016 and December 31, 2015.  At the date that impaired loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against the current year earnings. The payments received on these loans are applied to the principal balance until the loan qualifies for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current with on time payments for six consecutive months and future payments are reasonably assured.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional information on the Bank’s impaired loans that were evaluated for specific loss allowance as of March 31, 2016 and December 31, 2015 including the recorded investment on the balance sheet and the unpaid principal balance is shown below:

	At March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$156	171	-
Commercial and industrial	100	101	-
Commercial real estate	152	153	-
Construction and land development	413	413	-
Total	821	838	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	301	301	60
Consumer	117	117	74
Total	418	418	134

Total impaired loans	$1,239	1,256	134

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$244	259	-
Commercial and industrial	128	129	-
Commercial real estate	152	153	-
Construction and land development	424	424	-
Total	948	965	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	272	272	61
Consumer	26	26	26
Total	298	298	87

Total impaired loans	$1,246	1,263	87

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
	(In Thousands)
Impaired loans with no recorded allowance:
Residential real estate:
Mortgage	$187	1	294	-
Commercial and industrial	114	-	250	-
Commercial real estate	152	-	-	-
Construction and land development	419	5	-	-
Total	872	6	544	-

Impaired loans with a recorded allowance:
Residential real estate:
Mortgage	271	4	193	-
Commercial and industrial	-	-	234	-
Construction and land development	-	-	706	7
Consumer	117	3	38	-
Total	388	7	1,171	7
Total impaired loans	$1,260	13	1,715	7
(1)	Includes income recognized in earnings for impaired accruing loans only. All non-accrual loans did not have any interest recognized in the three months ended March 31, 2016 and 2015.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(c)	Non-accrual and Past Due Loans

A loan is considered past due when payment is 30 days or more late based on the contractual terms of the loan.  As shown in the table below, the Bank had $122,000 and $147,000 of loans past due 30 days or more that were still accruing as of March 31, 2016 and December 31, 2015, respectively. The following tables present past due balances at March 31, 2016 and December 31, 2015 and by loan segment allocated between performing and non-accrual status:

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
March 31, 2016
Residential real estate:
Mortgage	$-	-	-	137,728	156	137,884
Multi-family	-	-	-	10,378	-	10,378
Commercial and industrial	122	-	122	356,839	100	357,061
Commercial real estate	-	-	-	316,943	152	317,095
Construction and land development	-	-	-	120,128	-	120,128
Consumer	-	-	-	15,100	25	15,125
Other	-	-	-	1,150	-	1,150
	$122	-	122	958,266	433	958,821

	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Non-accrual	Total Loans
	(In Thousands)
December 31, 2015
Residential real estate:
Mortgage	$-	-	-	123,234	244	123,478
Multi-family	-	-	-	10,048	-	10,048
Commercial and industrial	147	-	147	312,107	128	312,382
Commercial real estate	-	-	-	282,546	152	282,698
Construction and land development	-	-	-	105,886	-	105,886
Consumer	-	-	-	11,770	26	11,796
Other	-	-	-	799	-	799
	$147	-	147	846,390	550	847,087

At March 31, 2016 and December 31, 2015, all loans classified as non-accrual were deemed to be impaired. The principal balance of these non-accrual loans amounted to $433,000 and $550,000 at March 31, 2016 and December 31, 2015, respectively. At the date such loans were placed on non-accrual status, the Bank reversed all previously accrued interest income against current year earnings. Had these non-accruing loans been on accruing status, interest income would have been higher by $4,000 and $2,000 for the periods ended March 31, 2016 and December 31, 2015, respectively.  Management elected to not record payments received in interest income during the periods ended March 31, 2016 and December 31, 2015.

(d)	Troubled Debt Restructure (TDR)

The Bank attempts to work with borrowers, when advantageous to both parties, to extend or modify terms to better align with the borrowers current ability to repay. These extensions and modifications are made in accordance with internal policies, which conform to regulatory guidance. Each modification is unique to the borrower and is evaluated separately, and as such, qualification criteria and payments terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Bank has granted a concession to the borrower that would have otherwise not been granted and is not available to other borrowers. The Bank may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any debt, or if it is probable that a borrower may default in the foreseeable future without a modification.  Examples of concessions that would qualify as a TDR include: 1) a reduction in interest rates, 2) extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, 3) principal forgiveness, 4) reduction of accrued interest, or 5) a period of interest only payments. When evaluating if it is in the Bank’s interest to restructure troubled debt, management may consider whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms. The determination of whether a restructuring of a loan meets the criteria for classification as a TDR is subjective in nature and management’s judgment is required in the evaluation process.  As of March 31, 2016, one consumer loan, two commercial and industrial loans and one commercial real estate loans were newly classified as TDRs.  A TDR is considered an impaired loan pursuant to U.S. GAAP. No loans were restructured or modified due to declining credit quality during the three months ended March 31, 2015.  The following table outlines the amount of each TDR categorized by loan segment made during the three months ended March 31, 2016:

	March 31, 2016
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands, Except Number of Contracts)
Commercial and industrial	2	$100	100
Commercial real estate	1	152	152
Consumer	1	90	92
	4	$342	344

Of the $424,000 in loans reported as TDRs as of December 31, 2015, an additional $342,000 was modified as TDRs during the period ended March 31, 2016. No TDRs were foreclosed upon during the three month periods ended March 31, 2016 and 2015. As of March 31, 2016, and March 31, 2015, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

(e)	Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management at the end of each calendar quarter. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  During the three months ended March 31, 2016 the lookback period of the allowance for loan losses methodology for construction and land development loans was changed to six years to reflect an economic cycle and be consistent with other loan types.  A five years lookback period was previously used due to outliers in the 2009 data.

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

•	Changes in the experience, ability, and depth of lending management and other relevant staff.
•	Changes in the nature and volume of the portfolio and in the terms of loans.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The following table presents the balance in the recorded investment in loans by loan segment based on impairment method:

	Real Estate Mortgage	Real Estate Multi-family	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total Loans
	(In Thousands)
March 31, 2016
Loans	$137,884	10,378	357,061	317,095	120,128	15,125	1,150	958,821
Loans individually evaluated for impairment	457	-	100	152	413	117	-	1,239
Loans collectively evaluated for impairment	137,427	10,378	356,961	316,943	119,715	15,008	1,150	957,582
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

December 31, 2015
Loans	$123,478	10,048	312,382	282,698	105,886	11,796	799	847,087
Loans individually evaluated for impairment	516	-	128	152	424	26	-	1,246
Loans collectively evaluated for impairment	122,962	10,048	312,254	282,546	105,462	11,770	799	845,841
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a roll forward of the allowance for loan losses from December 31, 2014 to March 31, 2015 and December 31, 2015 to March 31, 2016 by loan segment:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, December 31, 2015	$1,329	3,191	2,940	2,512	85	4	10,061
Charged-off loans	-	-	-	-	-	-	-
Recovery of previously charged-off loans	-	51	-	3	-	-	54
Provision for loan losses	329	(134)	481	27	67	4	774
Balances, March 31, 2016	$1,658	3,108	3,421	2,542	152	8	10,889

Balances, December 31, 2014	$1,244	2,402	3,131	1,675	62	4	8,518
Charged-off loans	-	(75)	-	-	-	-	(75)
Recovery of previously charged-off loans	-	-	-	72	-	-	72
Provision for loan losses	47	(38)	168	(39)	16	-	154
Balances, March 31, 2015	$1,291	2,289	3,299	1,708	78	4	8,669

The following table presents the balance in the allowance for loan losses by loan segment based on impairment method:

	Residential Real-Estate	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Consumer	Other	Total
	(In Thousands)
Balances, March 31, 2016
Allowance for loans individually evaluated for impairment	$60	-	-	-	74	-	134
Allowance for loans collectively evaluated for impairment	$1,598	3,108	3,421	2,542	78	8	10,755
Balances, December 31, 2015
Allowance for loans individually evaluated for impairment	$61	-	-	-	26	-	87
Allowance for loans collectively evaluated for impairment	$1,268	3,191	2,940	2,512	59	4	9,974

(f)	Residential Lending

At March 31, 2016, the Bank had approximately $4.6 million of mortgage loans held-for-sale compared with approximately $19.4 million at December 31, 2015. Loans held-for-sale are carried at the lower of cost or market and consist of two distinct groups, secondary market and portfolio mortgage loans held-for-sale. Secondary market loans are typically sold at or before loan closing to an investor on a loan-by-loan basis and generally settle within two to four weeks of loan closing. At March 31, 2016 and December 31, 2015 the Bank had $1.6 million and $5.2 million, respectively of secondary market loans. Portfolio mortgage loans held-for-sale are maintained on the Bank’s core loan accounting system and sold in bulk or individually generally within one year of being classified as held-for-sale. All loan sales executed by the Bank include the transfer of servicing rights to the investor.  The Bank had $3.0 million and $14.2 million of portfolio mortgage loans held-for-sale as of March 31, 2016 and December 31, 2015, respectively.  For the three months ended March 31, 2016 the Bank sold $13.0 million of portfolio loans held-for-sale for a gain of $256,000.  For the three months ended March 31, 2015 the Bank sold $11.2 million of portfolio loans held-for-sale loan for a gain of $236,000.

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

At March 31, 2016, the Bank has $137.9 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. The Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

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

A summary of interest rate swaps to facilitate customer transactions as of March 31, 2016 and December 31, 2015 is included in the following table:

	Notional Amount	Estimated Fair Value Included in Other Assets	Estimated Fair Value Included in Other Liabilities
	(In Thousands)
Interest rate swap agreements:
Pay fixed / Receive variable swaps – March 31, 2016	$32,398	1,094	1,094
Pay fixed / Receive variable swaps – December 31, 2015	18,443	417	417

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

In 2014 the Bank entered into three delayed interest rate swap agreements to manage exposure to future interest rate risk on deposits. The Bank receives a variable rate based on one month LIBOR from a counterparty and pays a fixed rate of interest.  In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive (Loss) Income.  Beginning in November 2015 the loss is being recognized on the Consolidated Statements of Income over the original terms of the contract of 66 months and will conclude in May 2021.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2015 the Bank entered into one interest rate swap agreement designated as a cash flow hedge intended to protect against the variability of cash flows on selected LIBOR based loans.  The Bank receives a fixed rate of interest from a counterparty and pays a fixed rate.

The terms of the individual contracts within the existing relationship at March 31, 2016 and December 31, 2015 is as follows:

					March 31, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income	Other Liabilities	Unrealized (Gain) Loss in Accumulated Other Comprehensive (Loss) Income
	(Dollars in Thousands)
Interest Rate Swap	$-	1 month LIBOR plus 35 basis points	2.99%	Nov. 2015 - May 2021	$-	224	-	236
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	2.98	May 2016 - May 2021	764	472	472	292
Interest Rate Swap	10,000	1 month LIBOR plus 35 basis points	3.03	March 2017 - May 2021	611	377	341	210
Interest Rate Swap	25,000	1.50	1 month LIBOR	April 2015 - April 2022	(522)	(322)	(272)	(168)
	$45,000				$853	751	541	570

The cash flow hedges were determined to be fully effective during the periods presented.  Therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the interest rate swap is recorded in other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Bank discontinues hedge accounting. Related to the terminated hedge approximately $44,000 will be reclassified from accumulated other comprehensive (loss) income in the next twelve months.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective March 31, 2016 and December 31, 2015. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
March 31, 2016
Investment securities (AFS)
U.S. government agencies	$15,120	-	15,120	-
State and municipal securities	45,747	-	45,747	-
Corporate notes	12,760	-	12,760	-
Mortgage-backed securities	89,588	-	89,588	-
Total investment securities available-for-sale	163,215	-	163,215	-
Derivative assets	1,094	-	1,094	-
Total assets at fair value	$164,309	-	164,309	-

Derivative liabilities	$1,947	-	1,947	-
Total liabilities at fair value	$1,947	-	1,947	-

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2015
Investment securities (AFS)
U.S. government agencies	$40,826	-	40,826	-
State and municipal securities	47,736	-	47,736	-
Corporate notes	12,587	-	12,587	-
Mortgage-backed securities	108,425	-	108,425	-
Total investment securities available-for-sale	209,574	-	209,574	-
Derivative assets	417	-	417	-
Total assets at fair value	$209,991	-	209,991	-

Derivative liabilities	$958	-	958	-
Total liabilities at fair value	$958	-	958	-

The Company did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

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

Certain impaired loans are reported at the fair value and are measured based on the value of the underlying collateral securing the loans and are determined using several methods.  The fair value of real estate is generally determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions. As of March 31, 2016 and December 31, 2015, impaired loans with a carrying value of $1.1 million and $1.2 million, were reduced by specific valuation allowance allocations totaling $60,000 and $61,000 to a net reported fair value of $1.0 million and $1.1 million, respectively, based on collateral valuations utilizing Level 3 valuation inputs.

(b)	Other Real Estate Owned (OREO)

Other real estate is measured and reported on the value of the collateral securing the real estate and is determined based on appraisals by qualified licensed independent appraisers less estimated selling costs.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  There were no fair value adjustments as of March 31, 2016.  As of December 31, 2015, OREO was $268,000. OREO is included in Level 3 of the valuation hierarchy.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring level 3 fair value measurements at March 31, 2016 and December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (weighted average)
	(In Thousands)
March 31, 2016
Impaired loans (collateral dependent)	$156	Discounted appraisals	Appraisal adjustments	11% (11%)

December 31, 2015
Impaired loans (collateral dependent)	$1,159	Discounted appraisals	Appraisal adjustments	10% - 21% (14%)

Other real estate owned	$268	Discounted appraisals	Appraisal adjustments	6% (6%)

The Company monitors the valuation technique utilized by various pricing agencies, in the case of the investment securities to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the period ended March 31, 2016, there were no transfers between levels.

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

The fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credits do not represent a significant value to the Company until such commitments are funded and the Company does not include a fair value associated with these commitments.  At March 31, 2016 and December 31, 2015 the fair value of the Company’s standby letters of credits were $58,000 and $55,000, respectively and reflects the off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheets.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
March 31, 2016
Financial assets:
Cash and due from banks	$24,671	24,671	24,671	-	-
Federal funds sold	1,220	1,220	1,220	-	-
Interest-bearing time deposits in banks	216	216	216	-	-
Securities available-for-sale	163,215	163,215	-	163,215	-
Securities held-to-maturity	11,913	11,981	-	6,481	5,500
Mortgage loans held-for-sale	4,583	4,612	-	4,612	-
Loans, net	946,628	941,101	-	-	941,101

Financial liabilities:
Deposits	966,496	967,122	788,566	178,556	-
Federal funds purchased	3,001	3,001	3,001	-	-
Federal home loan bank advances	105,500	105,635	-	105,635	-
Subordinated debt	19,628	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	311,153	-	-	-	-
Standby letters of credit	11,375	58	-	-	58

	Carrying Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$34,479	34,479	34,479	-	-
Federal funds sold	675	675	675	-	-
Interest-bearing time deposits in banks	216	216	216	-	-
Securities available-for-sale	209,574	209,574	-	209,574	-
Securities held-to-maturity	11,937	11,964	-	6,464	5,500
Mortgage loans held-for-sale	19,441	19,584	-	19,584	-
Loans, net	835,760	831,313	-	-	831,313

Financial liabilities:
Deposits	969,603	969,790	842,951	126,839	-
Federal home loan bank advances	68,000	68,007	-	68,007	-
Subordinated debt	19,617	20,000	-	-	20,000

Off-balance sheet instruments:
Commitments to extend credit	310,209	-	-	-	-
Standby letters of credit	10,829	55	-	-	55

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Commitments and Contingent Liabilities

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making off-balance sheet commitments as it does for on balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
	2016	2015
	(In Thousands)
Commitments to extend credit and unfunded commitments	$311,153	310,209
Standby letters of credit	11,375	10,829

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

The Bank had $58,000 and $55,000 in off-balance sheet reserves included in other liabilities on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.

From time to time, the Company may be a party to various legal proceedings incident to its business. As of March 31, 2016 there are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of the Corporation or its subsidiaries’ properties are subject.

(7)	Income Taxes

The Corporation and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. ASC 740, Accounting for Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement, and classification of income tax uncertainties in interim periods. As of March 31, 2016, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company accounts for interest and penalties, if any, as a component of income tax expense.

The Company’s effective tax rate for the three months ended March 31, 2016 was 33.9%, compared with 33.5% for the three months ended March 31, 2015.  The effective tax rate differs from the statutory Federal rate of 34% and Tennessee excise rate of 6.5% primarily due to investments in qualified municipal securities; company owned life insurance and certain non-deductible expenses.

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

As of March 31, 2016, management believes the Corporation and the Bank met all capital adequacy requirements to which they are subject to be classified as Well Capitalized and in compliance with the capital conservation buffer requirement.  There are no conditions or events that have occurred since March 31, 2016 that management believes have impacted the Corporation and the Bank’s regulatory capital classification.

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

Significant amounts reclassified out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 are as follows:

		Three Months Ended
		March 31,
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Items in the Consolidated Statements of Income	2016	2015
		(In Thousands)
Gains realized on sale of investment securities	Net gain on sale of available-for-sale securities	$228	-
Tax effect	Income tax expense	(87)	-
Loss realized on termination of cash flow hedge	Interest expense: deposits	18	-
Tax effect	Income tax expense	(7)	-
Total reclassifications out of accumulated other comprehensive income		$152	-

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 is as follows:

	2016			2015
	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In Thousands)
Beginning Balance, January 1	$(2,061)	(570)	(2,631)	(2,108)	(377)	(2,485)
Other comprehensive income (loss) before reclassifications	1,925	(192)	1,733	1,639	(511)	1,128
Amounts reclassified from accumulated other comprehensive loss	141	11	152	-	-	-
Period Change	2,066	(181)	1,885	1,639	(511)	1,128
Ending Balance, March 31	$5	(751)	(746)	(469)	(888)	(1,357)

(11)Subsequent Events

On January 28, 2016, the Corporation entered into an Agreement and Plan of Merger with Pinnacle Financial Partners, Inc., a Tennessee corporation (Pinnacle) providing for the merger of the Corporation with and into Pinnacle, with Pinnacle being the surviving entity. The proposed merger of the Corporation with and into Pinnacle has been approved unanimously by each company’s Board of Directors and is expected to close either late in the second quarter or early in the third quarter of 2016.

AVENUE FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Completion of the transaction is subject to satisfaction of customary closing conditions, including the receipt of required regulatory approvals and the approval of the Corporation’s shareholders.

Under the terms of the merger agreement, the Corporation’s shareholders will receive 0.36 shares of Pinnacle’s common stock and $2.00 in cash for every Corporation share. All fractional shares will be cashed out based on the average 10-day closing price of Pinnacle common stock as of the closing. Additionally, the Corporation’s outstanding stock options and unvested shares of restricted stock will be fully vested upon consummation of the merger pursuant to the Corporation’s stock option plan, and all outstanding options that are unexercised prior to the closing will be cashed out at $20 per share. At closing, and assuming all outstanding Corporation options are cashed out as of the merger date, Avenue shareholders will own approximately 8.1 percent of the combined firm on a fully diluted basis.

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV), alleging that the individual defendants breached their fiduciary duties by, among other things, approving the sale of the Company for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Merger Agreement, approving the transaction in order to receive benefits not equally shared by all other shareholders of the Company, and issuing materially misleading and incomplete disclosures to shareholders.  The lawsuit also alleges claims against the Company and Pinnacle Financial Partners, Inc. for aiding and abetting the individual defendants’ breaches of fiduciary duties.  The plaintiff purports to seek class-wide relief, including but not limited to:  an injunction enjoining Defendants from proceeding with the Merger, monetary damages, and an award of interest, attorney’s fees, and expenses.  The Company believes the claims asserted in this action to be without merit and intends to vigorously defend the litigation.  However, at this time, it is not possible to predict the outcome of the proceeding of its impact on the Company or the proposed Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition at March 31, 2016 and December 31, 2015 and our results of operations for the three months ended March 31, 2016 and 2015. The following discussion and analysis is intended to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our financial statements and related notes.

Overview

Net income available to common stockholders totaled $1.41 million for the three months ended March 31, 2016 compared with $1.42 million for the three months ended March 31, 2015.  Net income per diluted share was $0.14 in the first quarter of 2016 compared with $0.15 in the first quarter of 2015.  The decrease was attributable primarily to $801,000 or approximately $0.05 per diluted share on a tax equivalent basis in legal and accounting fees related to the proposed acquisition by Pinnacle Financial Partners, Inc. and a higher provision for loan losses that reflected the growth in loan volume, offset partially by growth in loan volume that benefited net interest income, and higher loan sales, including Small Business Administration (SBA) loans that boosted non-interest income.

Total assets increased $39.8 million, or 3.4%, to $1.21 billion at March 31, 2016, from $1.17 billion at December 31, 2015. Net loans increased $110.9 million, or 13.3%, to $946.6 million at March 31, 2016 compared with $835.8 million at December 31, 2015.

Deposits totaled $966.5 million at March 31, 2016 a decrease of $3.1 million, or 0.3%, compared with $969.6 million at December 31, 2015. Stockholders’ equity increased to $98.5 million, or $9.51 per common share, at March 31, 2016, from $94.4 million, or $9.16 per common share, at December 31, 2015.

The following table presents certain ratios of our results of operations for the three and three months ended March 31, 2016 and 2015:

	At or For Three Months Ended
	March 31,
	2016	2015
Return on average assets	0.48%	0.57%
Return on average common stockholders' equity	5.88	6.11
Average stockholders' equity to average total assets	8.11	9.30

Critical Accounting Policies and Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles (U.S. GAAP) and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents a summary of our statements of income, including the percentage change in each category for the three months ended March 31, 2016 compared with the three months ended March 31, 2015:

	Three Months Ended		Change
	March 31,		from Prior
	2016	2015	Period
	(Dollars in Thousands)
Interest and dividend income	$10,653	8,835	20.6%
Interest expense	1,642	1,342	22.4
Net interest income	9,011	7,493	20.3
Provision for loan losses	774	154	402.6
Net interest income after provision for loan losses	8,237	7,339	12.2
Non-interest income	1,909	1,256	52.0
Non-interest expense	8,007	6,408	25.0
Net income before income taxes	2,139	2,187	(2.2)
Income tax expense	726	733	(1.0)
Net income	1,413	1,454	(2.8)
Dividends on preferred stock	-	(32)	(100.0)
Net income available to common stockholders	$1,413	1,422	(0.6)%

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

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Net interest income increased $1.5 million, or 20.3%, to $9.0 million for the three months ended March 31, 2016 from $7.5 million for the three months ended March 31, 2015. This was due primarily to growth in loans offset partially by increased in rates paid on deposits. Average loans outstanding from the first quarter of 2015 to the first quarter of 2016 increased 26.4%

Net Interest Margin Analysis

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

The following tables show, for the three months ended March 31, 2016 and 2015, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a fully taxable equivalent basis, if applicable. The adjustment to convert non-taxable income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 34.0%.

	Average Balance Sheets and Net Interest Analysis
	On a Fully Taxable-Equivalent Basis
	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
	(In thousands, except Average Yields and Rates)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$216	-	0.75%	$211	-	0.77%
Investments (1) (3)	221,585	1,437	2.61	224,903	1,276	2.30
Federal funds sold	539	1	0.53	359	-	0.28
Loans held-for-sale	15,215	127	3.36	35,498	307	3.51
Total loans (2)	886,790	9,242	4.19	701,471	7,361	4.26
Total interest earning assets	1,124,345	10,807	3.87	962,442	8,944	3.77

Allowance for loan losses	(10,179)			(8,725)
Non-interest earning assets	77,916			64,264
Total assets	$1,192,082			$1,017,981

Interest bearing liabilities:
Interest bearing deposits:
Checking	$72,707	65	0.36%	$56,560	49	0.35%
Savings	18,378	5	0.11	13,734	4	0.11
Money market	476,772	584	0.49	392,335	386	0.40
Time deposits	157,962	382	0.97	161,739	322	0.81
Federal funds purchased	5,623	11	0.79	4,847	7	0.60
Subordinated debt	19,622	348	7.10	19,581	348	7.11
Other borrowings	97,849	247	1.01	88,053	226	1.04
Total interest bearing liabilities	848,913	1,642	0.78	736,849	1,342	0.74

Non-interest bearing checking	237,394			179,199
Other liabilities	9,103			7,667
Stockholders' equity	96,672			94,266
Total liabilities and stockholders' equity	$1,192,082			$1,017,981

Net interest spread			3.09%			3.03%
Net interest margin			3.28			3.20

(1)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(2)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $248,000 and $199,000 are included in interest income in 2016 and 2015, respectively.
(3)	Unrealized gains of $712,000 and $301,000 are excluded from the yield calculation in 2016 and 2015, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rates of our interest bearing assets and liabilities for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016 Compared with the 2015 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Net
	(In thousands)
Assets:
Interest earning assets:
Interest-bearing time deposits in banks	$-	-	-
Investments	(19)	180	161
Federal funds sold	-	1	1
Loans held-for-sale	(175)	(5)	(180)
Total loans	1,945	(64)	1,881
Total interest earning assets	$1,751	112	1,863

Interest bearing liabilities:
Interest bearing deposits:
Checking	$14	2	16
Savings	1	-	1
Money market	85	113	198
Time deposits	(6)	66	60
Federal funds purchased	1	3	4
Subordinated debt	1	(1)	-
Other borrowings	27	(6)	21
Total interest bearing liabilities	123	177	300
Increase in net interest income	$1,628	(65)	1,563

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

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Our net interest spread and net interest margin were 3.09% and, 3.28% respectively, for the three months ended March 31, 2016, compared with 3.03% and 3.20%, respectively, for the three months ended March 31, 2015. Our average interest earning assets for the three months ended March 31, 2016 increased $161.9 million, or 16.8%, to $1.1 billion from $962.4 million for the three months ended March 31, 2015. This increase in our average interest earning assets was due to increased loan demand. Our average interest bearing liabilities increased $112.1 million, or 15.2%, to $848.9 million for the three months ended March 31, 2016 from $736.8 million for the three months ended March 31, 2015. This increase in our average interest bearing liabilities was primarily due to an increase of $101.5 million in all deposit liabilities.  The ratio of our average interest earning assets to average interest bearing liabilities was 132.4% and 130.6% for the three months ended March 31, 2016 and 2015, respectively.

Our average interest earning assets produced a taxable equivalent yield of 3.87% for the three months ended March 31, 2016, compared with 3.77% for the three months ended March 31, 2015. This increase was due to increases in bond yields. The average rate paid on interest bearing liabilities was 0.78% for the three months ended March 31, 2016, compared with 0.74% for the three months ended March 31, 2015. This increase was attributable primarily to an increase in money market and time deposit rates.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our Allowance Committee, Audit Committee and

Board of Directors review the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated by call report code and then further segregated into risk ratings using a ten-point risk grade scale by loan officers that are subject to validation by a third party loan review or our Bank’s internal credit committee.   Risk ratings are categorized as pass, special mention, substandard, non-accrual and doubtful, with either a general or specific allocation of reserves based on these risk grades. A pass rated loan is generally characterized by a very low average risk of default and in which management perceives there is a minimal risk of loss. At March 31, 2016, total loans rated special mention and substandard were $1.5 million, or 0.16% of total loans, compared with $1.5 million, or 0.17% of total loans, at December 31, 2015.

As of March 31, 2016 and December 31, 2015, all loans classified as non-accrual were considered to be impaired. In addition, certain substandard loans were determined to be impaired due to management’s knowledge of certain facts surrounding the credit. The principal balance of these impaired loans amounted to $1.2 million as of March 31, 2016 and December 31, 2015, respectively.  Impaired loans are reviewed individually under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with one of the following measures (1) present value of expected future cash flow discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral, less selling costs, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on the average annual charge-off over a look back period, plus qualitative adjustments multiplied by the loss emergence period (LEP) by loan segment. Management analyzes all loan charge-offs occurring during the previous six years by loan segment.  The LEP is the period between when initial deterioration in the borrower’s financial capacity is first identified by Bank personnel to the time of charge-off. A LEP is calculated for each loan segment and then averaged and applied as a multiplier to the general loss factor, adjusted for qualitative factors. The qualitative factors reviewed include:

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

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Provision for loan losses totaled $774,000 for the three months ended March 31, 2016 an increase of $620,000 from $154,000 for three months ended March 31, 2015.  This increase in provision for loan losses is primarily due to loan growth and loan segment mix compared with the first three months of 2015.

Non-accruing loans decreased to $433,000, or 0.05% of total loans, at March 31, 2016 from $550,000, or 0.06% of total loans, at December 31, 2015. During the first three months of 2016, we had net recoveries totaling $54,000, compared with net charge-offs of $2,000 for the same period in 2015. The allowance for loan losses totaled $10.9 million, or 1.14% of total loans, at March 31, 2016 compared with $10.1 million, or 1.19% of total loans, at December 31, 2015.

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

The following tables present a summary of non-interest income, including the percentage change in each category, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015:

	Three Months Ended		Change
	March 31,		from Prior
	2016	2015	Period
	(Dollars in Thousands)
Non-interest income:
Customer service fees	$751	672	11.8%
Mortgage banking income from sales, net of commissions	300	205	46.3
Increase in cash surrender value of life insurance	185	143	29.4
Net gain on sales of bulk mortgage loans	256	236	8.5
Net gain of sale of SBA loans	189	-	-
Net gain on sale of investment securities	228	-	-
Total non-interest income	$1,909	1,256	52.0%

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Non-interest income increased 52.0% to $1.9 million, in the first quarter of 2016 from $1.3 in first quarter of 2015.  The growth in non-interest income resulted from an 11.8% increase in customer service fees to $751,000, a 29.4% increase in cash surrender value of life insurance to $185,000, and a 46.3% increase in mortgage banking fees to $300,000. Net gains on mortgage loan sales increased to $256,000 compared with $236,000 in the first quarter of 2015. Net gains on SBA loan sales rose to $189,000 in the first quarter of 2016, compared with no gains in the first quarter of 2015. Net gain on sale of securities totaled $228,000 in the first quarter of 2016 with no comparable securities gains in the first quarter of 2015. The proceeds from the sale of securities in the first quarter of 2016 were used to fund, in part, the growth in new loans generated during the quarter.

Non-interest Expenses

Non-interest expenses, in absolute terms, have increased significantly over the past few years as we have expanded our presence and invested in our infrastructure to support our balance sheet growth. Non-interest expenses include salaries and employee benefits, occupancy expense, equipment and data processing, advertising and promotion, OREO and professional fees, among other expenses. The following tables present a summary of non-interest expenses, including the percentage change in each category, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015:

	Three Months Ended		Change
	March 31,		from Prior
	2016	2015	Period
	(Dollars in Thousands)
Non-interest expense:
Salaries and employee benefits	$4,409	3,914	12.6%
Equipment and occupancy	762	774	(1.6)
Data processing	369	428	(13.8)
Advertising, promotion & public relations	199	183	8.7
Legal and accounting	421	276	52.5
Merger related expenses	801	-	-
FDIC insurance and other regulatory assessments	214	192	11.5
Other real estate expense (income)	3	(40)	(107.5)
Other expenses	829	681	21.7
Total non-interest expense	$8,007	6,408	25.0%

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

For the three months ended March 31, 2016, non-interest expenses totaled $8.0 million, an increase of $1.6 million, or 25.0%, from $6.4 million for the three months ended March 31, 2015. The increase was due primarily to higher compensation costs related to growth in employee headcount and higher legal and accounting fees related to the pending acquisition by Pinnacle Financial Partners, Inc.

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

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Income tax expense was $726,000 for the three months ended March 31, 2016, compared with $733,000 for the three months ended March 31, 2015. Our effective tax rate for three months ended March 31, 2016 and 2015 was 33.9% and 33.5% respectively.

Dividends

Dividends paid to U.S. Department of the Treasury on our Series C Preferred Stock totaled $32,000 for the three months ended March 31, 2015 and equaled one percent per annum as a percentage of the liquidation amount. There were no dividends paid on Series C Preferred Stock for the three months ended March 31, 2016.  On March 2, 2015, we redeemed all 18,950 outstanding shares of our Series C Preferred Stock at a redemption price of $1,000 per share, plus any unpaid and accrued dividends.

Financial Condition

Our total assets at March 31, 2016 were $1.21 billion, an increase of $39.8 million, or 3.4%, over total assets of $1.17 billion at December 31, 2015. The primary driver of the increase in assets was an increase in gross loans of $111.7 million, or 13.2%, to a record $957.5 million at March 31, 2016 compared with $845.8 million at December 31, 2015. Mortgage loans held-for-sale decreased by $14.9 million, or 76.4%, to $4.6 million at March 31, 2016 compared with $19.4 million at December 31, 2015.  This decrease is due to the sale of $13.0 million of portfolio mortgage loans held-for sale during 2016.  Securities available-for-sale were $163.2 million at March 31, 2016 compared with $209.6 million at December 31, 2015, a decrease of $46.4 million from investment sales, maturities, prepayments and calls.

Earning assets include loans, mortgage loans held-for-sale, securities, and short-term investments. Including company owned life insurance contracts, our level of earning assets is higher than the average of our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at March 31, 2016 were $1.17 billion, or 96.8% of total assets of $1.21 billion. Earning assets at December 31, 2015 were $1.12 billion, or 95.8% of total assets of $1.17 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

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

Our available-for-sale securities, carried at their fair market value, decreased to $163.2 million as of March 31, 2016 from $209.6 million at December 31, 2015. The decrease in available-for-sale securities was due to investment sales of $41.2 million to fund loan growth and manage future interest rate risk.  As of March 31, 2016, investment securities having a carrying value of $25.8 million were pledged to secure deposits, borrowings and for other purposes as required or permitted by law.

At March 31, 2016 and December 31, 2015 we had $1.2 million and $675,000 of federal funds sold, respectively.  Most of our excess cash balances are held at correspondent banks for credit to our reserve account at the Federal Reserve Bank of Atlanta. At March 31, 2016, there were no holdings of securities of any issuer, other than U.S. government agencies, in an amount greater than 10% of our stockholders’ equity.

Loan Portfolio

The following table details composition of our loan portfolio and percentage composition, by category, at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate:
Mortgage	$137,884	14.38%	$123,478	14.58%
Multi-family	10,378	1.08	10,048	1.19
Commercial and industrial	357,061	37.24	312,382	36.88
Commercial real estate	317,095	33.07	282,698	33.37
Construction and land development	120,128	12.53	105,886	12.50
Consumer	15,125	1.58	11,796	1.39
Other	1,150	0.12	799	0.09
Total Loans	958,821	100.00%	847,087	100.00%
Net deferred loan origination costs and fees	(1,304)		(1,266)
Less: Allowance for loan losses	(10,889)		(10,061)
Net Loans	$946,628		$835,760

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. Our primary focus has been on commercial real estate (CRE) and commercial and industrial lending, which constituted 70% of our loan portfolio as of March 31, 2016. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on CRE and commercial and industrial lending. Our loan growth since inception has been reflective of the market we serve. Our CRE and commercial and industrial lending portfolios have continued to experience strong growth, as economic conditions within our market have improved. A portion of our CRE exposure represents loans to commercial businesses secured by owner occupied real estate, which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial and Industrial loans represent the second largest category of loans in our portfolio. We attribute our commercial loan growth primarily to our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in our market for which our approach to customer service is desirable. Many of our larger commercial customers have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

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

As of March 31, 2016 and December 31, 2015, we had impaired loans of $1.2 million, inclusive of non-accrual loans. We allocated $134,000 and $87,000 of our allowance for loan losses at March 31, 2016 and December 31, 2015, to these impaired loans, respectively. We had no charge offs as of March 31, 2016 and $75,000 of gross charge-offs as of March 31, 2015. A loan is considered impaired if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest accruing on impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans. Of the $1.2 million of impaired loans reported as of March 31, 2016, $457,000 were residential real estate mortgages, $413,000 were construction and land development loans, $100,000 were commercial and industrial loans, $152,000 were CRE loans and $117,000 were consumer loans.

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

Allowance for Loan Losses

Our net charge-offs (recoveries) as a percentage of average loans for the three months ended March 31, 2016 was (0.02)% compared with none for the three months ended March 31, 2015. There were no charge-offs in the first three months of 2016 with recoveries in commercial and industrial loans and construction and land development loans.

The allowance is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2016.

Cash Surrender Value of Company Owned Life Insurance

At March 31, 2016, we maintained investments of $25.9 million in company owned life insurance policies as protection against the loss of key employees, as compared with $25.7 million at December 31, 2015. Our tax equivalent yield on these products was 4.35% for the three months ended March 31, 2016 and 4.45% and year ending December 31, 2015.

Deferred Tax Asset

We had a net deferred tax asset of $7.9 million as of March 31, 2016 due to the temporary differences related to our loan loss provision, deferred compensation and depreciation for tax purposes. We test the recoverability of our deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Fluctuation in net deferred tax assets $7.9 million as of March 31, 2016 compared with $9.0 million as of December 31, 2015, is primarily a result of changes in the net unrealized gains/losses on securities available-for-sale and interest rate swap agreements.

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

The following table presents the average balance and average rate paid on deposits for each of the following categories for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Average for Three Months Ended March 31, 2016		Average for Year Ended December 31, 2015
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Types of Deposits:
Non-interest bearing demand deposits	$237,394	0.00%	$205,673	0.00%
Interest bearing demand deposits	72,707	0.36	62,044	0.35
Money market accounts	476,772	0.49	412,877	0.42
Savings accounts	18,378	0.11	15,121	0.11
Time deposits, less than $100,000	62,655	0.98	58,159	0.91
Time deposits, $100,000 and over	21,351	1.19	20,805	1.20
CDARs and ICS	73,956	0.90	84,590	0.67
Total deposits	$963,213	0.43%	$859,269	0.39%

Total average deposits for the three months ended March 31, 2016 were $963.2 million, an increase of $103.9 million, or 12.1% over total average deposits of $859.3 million for the year ended December, 31, 2015. Our intentional focus on demand deposits has resulted in an increase in average balances of $31.7 million, or 15.4%, in non-interest bearing demand deposits and an increase of $10.7 million, or 17.2%, in interest bearing demand deposits when comparing the average for the three months ended March 31, 2016 to the year ended December 31, 2015. As short-term interest rates have remained flat over the past several years, we have experienced some level of deposit migration away from time deposits and into money market accounts, even as we have continued to lower the interest rates on these deposits.  However, after a recent rate increase there was a rollover of time deposits, CDARs and ICS deposits that caused a higher cost of funds.

The following table presents the maturities of our certificates of deposit as of March 31, 2016 and December 31, 2015:

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
March 31, 2016
Maturity
Three months or less	$50,058	10,971	61,029
Over three through six months	8,656	9,608	18,264
Over six months through one year	30,562	29,367	59,929
Over one year	18,095	20,613	38,708
Total	$107,371	70,559	177,930

	$100,000 or more	Less than $100,000	Total
	(In Thousands)
December 31, 2015
Maturity
Three months or less	$17,453	9,863	27,316
Over three through six months	15,785	10,236	26,021
Over six months through one year	13,825	15,891	29,716
Over one year	15,917	27,682	43,599
Total	$62,980	63,672	126,652

Borrowed Funds

Our Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist us in the funding of our loan and investment portfolios. As of March 31, 2016 and December 31, 2015 we had $39.0 million and $45.0 million in long-term notes outstanding, respectively. The Bank also has outstanding advances under the Cash Management Variable Rate Advance Program (CMA) of $66.5 million and $23.0 million as of March 31, 2016 and December 31, 2015, respectively. The weighted average interest rate on all advances at March 31, 2016 and December 31, 2015 was of 0.72% and 0.83%, respectively. As of March 31, 2016, our Bank is eligible to use the Federal Reserve discount window for short term borrowings. Based on assets available for collateral as of that date, our Bank’s borrowing availability was approximately $281.3 million. As of March 31, 2016 and December 31, 2015, our Bank had no outstanding advances. Qualifying 1-4 family residential first mortgages, home equity lines of credit, CRE and investment securities approximating $221.2 million have been pledged as collateral for potential advances.  The Bank also has a capital lease obligation for its Green Hills branch at a discount rate of 7.22%.

Derivatives

As part of its activities to manage interest rate risk due to interest rate movements, the Bank enters into interest rate swaps to facilitate customer transactions and meet their financing needs. Interest rate swap contracts involve counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Bank, and results in credit risk. When the fair value of a derivative instrument contract is negative, the Bank owes the customer or counterparty and has no credit risk.  At March 31, 2016 and December 31, 2015 the Bank had interest rate swaps to facilitate customer transactions with a notional amount of $32.4 million and $18.4 million and a fair value of $1.1 million and $417,000, respectively.

The Bank has also entered into delayed interest rate swap agreements or cash flow hedges to manage exposure to future interest rate risk through modification of the Bank’s net interest sensitivity to levels deemed to be appropriate. Interest rate swap agreements are entered into to convert a portion of the Bank’s forecasted variable-rate time deposits and commercial and industrial loans to a fixed rate. The Bank had at fair value $853,000 and $541,000 of cash flow hedges as of March 31, 2016 and December 31, 2015, respectively.  The notional amount at March 31, 2016 and December 31, 2015 was $45.0 million. In 2015, the Bank terminated one of the derivative instruments with a notional value of $10.0 million for a loss of $393,000 that is carried in Accumulated Other Comprehensive Loss. Beginning in November 2015 the loss is being recognized on the Consolidated Statements of Income over the original terms of the contract of 66 months and will conclude in May 2021.

Subordinated Debt

On December 29, 2014, the Corporation issued our fixed / floating rate subordinated notes (Subordinated Notes) in an aggregate principal amount of $20.0 million in a private placement to qualified institutional buyers. The Subordinated Notes have an outstanding balance of $20.0 million and an interest rate of 6.75% as of March 31, 2016 and December 31, 2015.  The Subordinated Notes are reduced by the issuance costs of $372,000 and $383,000 as of March 31, 2016 and December 31, 2015, respectively.  Interest is due quarterly on the Subordinated Notes and principal is due on the maturity date, which is December 29, 2024.

Stockholders’ Equity

Stockholders’ equity increased $4.1 million to $98.5 million at March 31, 2016 from $94.4 million at December 31, 2015. The increase in stockholders’ equity resulted from, net income of $1.4 million, a reduction of $1.9 million of additional other comprehensive loss, an increase of $502,000 from employee common stock options exercised and $298,000 in additional paid-in-capital related to stock compensation expense as of March 31, 2016.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized on our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates. The Bank has $58,000 and $55,000 in allowance for off-balance sheet exposures included in other liabilities on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.

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

Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2016 and December 31, 2015, our modeling indicated that we are in compliance with our asset liability management policies. Our model results also indicated that our balance sheet is sensitive to parallel shifts in interest rates in increments of 100 basis points, or bps. The asset sensitivity present at the 100 and 200 bps increment levels is primarily attributable to an increasing percentage of variable rate loans with no floors and a reduction in fixed rate exposure from our investment portfolio.  Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including balance sheet growth, the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown below do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates. As part of our asset/liability management strategy, our management has emphasized the origination of new loans, as well as obtaining longer term funding sources to manage interest rate risks. Our strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing, nonmaturing deposit accounts, which are less sensitive to changes in interest rates.

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

The interest rate risk model performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity, or EVE, which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and our liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Our guidelines specify a maximum change of 25% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result we believe the down rate shock scenarios are not meaningful. At March 31, 2016, the (0.41)% change for a 200 basis points rate change is well within our guidance range. This compares favorably to the results as of December 31, 2015 of (5.85)% for a 200 basis point rate as the loan and investment portfolios moved towards a shorter duration.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

	Economic Value of Equity Under Rate Shock
	At March 31, 2016			At December 31, 2015
	Base	+100 bps	+200 bps	Base	+100 bps	+200 bps
	(Dollars in thousands)
Economic value of equity	$162,701	166,952	162,030	$194,126	188,305	182,770
Actual dollar change	-	4,251	(671)	-	(5,821)	(11,356)
Percent change	-	2.61%	(0.41)%	-	(3.00)%	(5.85)%

The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

The following chart presents the percentage change in our net interest income, earnings at risk, as a result of an upward shift in interest rates of 100, 200 and 300 basis points over a one- and two-year period measured as of March 31, 2016 and December 31, 2015 on a static balance sheet.  This compares favorably to the results as of December 31, 2015 due to an increasing percentage of variable rate loans with no floors and a reduction in fixed rate exposure from our investment portfolio.

	Percent Change in Net Interest Income
	At March 31, 2016			At December 31, 2015
	+ 100 bps	+ 200 bps	+ 300 bps	+ 100 bps	+ 200 bps	+ 300 bps
Year 1	1.73%	4.50	6.94	(0.50)	0.59	1.22
Year 2	0.65	2.22	3.11	(1.35)	(1.15)	(2.26)

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At March 31, 2016, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $189.3 million. Additionally, as of March 31, 2016, we had available to us approximately $88.8 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

Capital Adequacy

As of March 31, 2016 and December 31, 2015 our Bank was well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, our Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 and Tier 1 leverage ratios as disclosed in the table below:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phase-In		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio			Amount	Ratio
	(Dollars in Thousands)
At March 31, 2016:
Total capital to risk weighted assets	$127,238	11.55%	$95,047	8.63%	$115,709	10.50%	$110,200	10.00%
Tier 1 capital to risk weighted assets	96,292	8.74	73,007	6.63	93,670	8.50	88,160	8.00
Common equity tier 1 capital to risk weighted assets	96,292	8.74	56,477	5.13	77,140	7.00	71,630	6.50
Tier 1 capital to average assets	96,292	8.01	48,089	4.00	48,089	4.00	N/A	5.00

At December 31, 2015:
Total capital to risk weighted assets	$124,196	12.25%	$81,083	8.00%	N/A	N/A	$101,354	10.00%
Tier 1 capital to risk weighted assets	94,080	9.28	60,812	6.00	N/A	N/A	81,083	8.00
Common equity tier 1 capital to risk weighted assets	94,080	9.28	45,609	4.50	N/A	N/A	65,880	6.50
Tier 1 capital to average assets	94,080	8.17	46,037	4.00	N/A	N/A	N/A	5.00

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

Changes in Internal Controls

We made the following changes to our internal controls over financial reporting for the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management identified the following deficiencies in internal control over financial reporting as of December 31, 2015 that management considered to be material weaknesses:

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

To remediate the material weaknesses described above, and enhance our internal controls over financial reporting, management completed the following changes during the quarter ended March 31, 2016:

•	We have initiated compensating controls and enhanced and revised the design of existing controls and procedures to properly apply lease accounting standards under ASC 840.
•

The clerical errors in the allowance for loan loss model were addressed for the March 31, 2016 model.  Controls over the review of supporting information were revised to insure proper recording and accuracy.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV), alleging that the individual defendants breached their fiduciary duties by, among other things, approving the sale of the Company for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Merger Agreement, approving the transaction in order to receive benefits not equally shared by all other shareholders of the Company, and issuing materially misleading and incomplete disclosures to shareholders.  The lawsuit also alleges claims against the Company and Pinnacle Financial Partners, Inc. for aiding and abetting the individual defendants’ breaches of fiduciary duties.  The plaintiff purports to seek class-wide relief, including but not limited to:  an injunction enjoining Defendants from proceeding with the Merger, monetary damages, and an award of interest, attorney’s fees, and expenses.  The Company believes the claims asserted in this action to be without merit and intends to vigorously defend the litigation.  However, at this time, it is not possible to predict the outcome of the proceeding of its impact on the Company or the proposed Merger.

From time to time, we are a party to various legal proceedings incident to our business. As of March 31, 2016, other than the legal proceeding mentioned above, there are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ properties are subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

AVENUE FINANCIAL HOLDINGS, INC

May 10, 2016	/s/ Kent Cleaver
Kent Cleaver President and Chief Operating Officer

May 10, 2016	/s/ Barbara Zipperian
Barbara Zipperian Chief Financial Officer